Form 10-Q
period 1996-03-31
CHARTWELL RE CORP
filed 1996-05-14
CIK 912047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1996, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

For the Quarter Ended March 31, 1996    Commission file number 1-12502

                                  -------------

                            Chartwell Re Corporation
             (Exact name of registrant as specified in its charter)

                                  -------------

           Delaware                                 41-1652573
- -------------------------------                  ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                               300 Atlantic Street
                           Stamford, Connecticut 06901
               (Address of principal executive offices) (zip code)

                                  -------------

       Registrant's telephone number, including area code (203) 961-7300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock - $.01 par value                             9,583,811
    Description of Class                               Shares Outstanding
                                                       as of May 14, 1996

                            Chartwell Re Corporation


                               Index To Form 10-Q

PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements                                           Page
                                                                        ----
   Condensed  Consolidated  Balance Sheets at March 31, 1996
   and December 31, 1995 .............................................   3

   Condensed Consolidated Statements of Operations for the three
   month periods ended March 31, 1996 and 1995 .......................   4

   Condensed Consolidated Statements of Cash Flows for the three
   month periods ended March 31, 1996 and 1995 .......................   5

   Notes to Condensed Consolidated Financial Statements ..............   6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............    8

PART II  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K............................   13

Signatures...........................................................   14

PART I. FINANCIAL INFORMATION
ITEM 1 -Financial Statements


                    CHARTWELL RE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)


                                                     March 31, 1996 December 31,
                                                      (Unaudited)       1995
                                                      -----------   -----------
ASSETS:
  Investments:
    Fixed maturities:
      Held for investment (market value March 31, 1996,
      $29,862; December 31, 1995, $27,965)...........  $   30,412   $   26,691
      Available for sale (amortized cost March 31,
      1996, $611,256; December 31,1995, $481,175)....     602,825      489,107
    Other investments ...............................      31,111       33,837
  Cash and cash equivalents .........................      92,442      155,813
                                                           ------      -------
          Total investments and cash ................     756,790      705,448
  Premiums in process of collection .................      76,638       73,620
  Reinsurance recoverable ...........................     190,165      195,434
  Prepaid Reinsurance ...............................      19,869       18,212
  Deferred income taxes .............................      47,933       42,819
  Deferred policy acquisition costs .................      17,946       18,809
  Deposits ..........................................      17,894       17,481
  Other assets ......................................      51,854       61,015
                                                           ------       ------
      Total assets...................................  $1,179,089   $1,132,838
                                                       ==========   ==========

LIABILITIES:
  Loss and loss adjustment expenses .................  $  740,089   $  741,467
  Unearned premiums .................................      85,465       90,573
  Contingent interest notes .........................      25,989       25,496
  Other reinsurance balances ........................       4,946        4,689
  Accrued expenses and other liabilities.............      52,396       23,131
  Long term debt ....................................      68,750       95,000
                                                           ------       ------
      Total liabilities .............................     977,635      980,356
                                                          =======      =======

COMMON STOCKHOLDERS' EQUITY:
  Common stock, par value $0.01 per share;
  authorized 20,000,000 shares; shares issued and
  outstanding March 31, 1996, 9,358,811 shares;
  December 31, 1995, 6,858,811 shares................          94           69
  Additional paid-in capital ........................     206,953      153,305
  Net unrealized appreciation
  (depreciation) of investments......................      (4,347)       5,219
  Foreign currency translation adjustment............          40            9
  Accumulated deficit ...............................      (1,286)      (6,120)
                                                           ------       ------
      Total common stockholders' equity..............     201,454      152,482
                                                          -------      -------
      Total liabilities and stockholders' equity.....  $1,179,089   $1,132,838
                                                       ==========   ==========


           See notes to condensed consolidated financial statements.

                   CHARTWELL RE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                  (Dollars in Thousands, except share amounts)
                                   (Unaudited)

                                                          Three Month Periods
                                                            Ended March 31,
                                                          1996         1995
                                                        --------     --------
REVENUES:
  Premiums earned....................................    $56,243      $32,786
  Net investment income...............................    10,764        4,821
  Net realized capital gains..........................       921           67
  Service and other revenue...........................     1,472          260
                                                          ------       ------
          Total revenues..............................    69,400       37,934
                                                          ------       ------


LOSSES AND EXPENSES INCURRED:
  Loss and loss adjustment expenses...................    40,942       24,087
  Policy acquisition costs............................    14,176        7,672
  Other expenses......................................     4,480        2,469
  Interest and amortization...........................     2,918        1,775
                                                          ------       ------
          Total losses and expenses incurred..........    62,516       36,003
                                                          ------       ------


Income before income taxes............................     6,884        1,931
Income tax expense....................................     2,050          615
                                                          ------       ------
Net income............................................    $4,834       $1,316
                                                          ======       ======


Income per common share...............................     $0.64        $0.35
                                                          ======       ======
Weighted average number of common shares outstanding.. 7,581,033    3,755,312
                                                       =========    =========


           See notes to condensed consolidated financial statements.

                      CHARTWELL RE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          Three Month Periods
                                                            Ended March 31,
                                                          1996         1995
                                                        --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net premiums collected..............................   $58,844      $20,903
  Ceded premiums paid.................................   (19,761)      (1,147)
  Net losses & LAE....................................   (42,995)     (13,583)
  Overhead expenses...................................    (4,301)      (3,041)
  Service fee income..................................     1,472          261
  Net income taxes (paid)/recovered...................       (86)       1,407
  Interest received on investments....................     9,477        5,228
  Interest paid.......................................    (3,844)      (3,844)
  Other, net..........................................     1,790       (1,052)
                                                          ------       ------
    Net cash provided by operating activities.........       596        5,132
                                                          ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from investments sold......................   118,256       16,361
  Proceeds from investments matured or repaid.........     7,163        1,590
  Cost of investments acquired........................  (242,840)     (31,407)
                                                        --------      -------
    Net cash used in investing activities.............  (117,421)     (13,456)
                                                        --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from public stock offering.............    53,673
  Other, net..........................................      (250)        (304)
                                                         -------         -----
    Net cash provided by (used in) financing activities   53,423         (304)
                                                         -------         -----

      Effect of exchange rate on cash.................        31           21
                                                          ------         -----

Net decrease in cash and cash equivalents.............   (63,371)      (8,607)
Cash and cash equivalents at beginning of year........   155,813       37,005
                                                         -------       ------
Cash and cash equivalents at end of period............   $92,442      $28,398
                                                         =======      =======

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
  Net income .........................................    $4,834       $1,316
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Net realized capital gains..........................      (921)         (67)
  Deferred policy acquisition costs...................       863         (589)
  Deferred income taxes...............................      (242)      (1,491)
  Unpaid loss and loss adjustment expenses............    (1,378)      10,522
  Unearned premiums...................................    (5,108)       1,688
  Other reinsurance balances..........................       275        2,892
  Reinsurance recoverable.............................      (657)       1,597
  Net change in receivables and payables..............     4,242      (10,588)
  Other, net..........................................    (1,312)        (148)
                                                          ------       ------
    Net cash provided by operating activities.........      $596       $5,132
                                                          ======       ======
           See notes to condensed consolidated financial statements.

                   CHARTWELL RE CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1996
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim Condensed Consolidated Financial Statements of Chartwell Re Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. These interim statements should be read in conjunction with the 1995 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2 - PUBLIC STOCK OFFERING

     On March 5, 1996, the Company completed a public offering of 2,500,000 shares of common stock at $23.00 per share (the" Offering"). The net proceeds to the Company were $53.7 million after deduction of underwriting discount and expenses. Of the net proceeds, $20.0 million was contributed to the statutory surplus of Chartwell Reinsurance Company and $28.3 million was contributed to Chartwell Re Holdings (Chartwell Holdings) which used such funds to retire (the "Redemption") 35% of its outstanding 10.25% Senior Notes due 2004 (the "Senior Notes") (See Note 4). The remaining funds will be used for general corporate purposes.

     On April 3, 1996, the underwriters exercised the over-allotment option for 225,000 shares of common stock and the Company received an additional $4.8 million from such exercise.

NOTE 3 - PRO FORMA DATA

     On December 13, 1995, Piedmont Management Company Inc. (PMC) was merged with and into the Company (the "Merger"), with the Company as the surviving corporation. The Merger has been accounted for under the purchase method of accounting effective December 31, 1995. The results of operations for the three months ended March 31, 1996 include the results of PMC's former subsidiary, The Reinsurance Corporation of New York (RECO).

     The following pro forma consolidated income statement information for the Company for the three months ended March 31, 1996 assumes the Redemption occurred on January 1, 1995. The information for the three months ended March 31, 1995 is presented as though the Merger and the Redemption had occurred on January 1, 1995. The number of shares required to generate the proceeds needed to redeem the debt was 1,316,657 shares. Such shares have been included in the calculation of pro forma net income per common share.


                             (In thousands , except
                                 share amounts)
                            Three Month Period Ended
                                    March 31,
                                                 1996             1995
                                              ----------       ----------
Total revenues .......................       $   69,400       $   73,617
Net income ...........................       $    5,289       $      450
Net income per common share ..........       $     0.62       $     0.06

Pro forma weighted average shares
outstanding ..........................        8,513,560        8,175,468

     Common stock equivalents were not considered as their inclusion would not have been dilutive.


NOTE 4 - SUBSEQUENT EVENT

    On April 8, 1996, Chartwell Holdings redeemed 35% of its outstanding Senior Notes for approximately $28.3 million including the redemption premium. At March 31, 1996, the principal amount to be redeemed was included in accrued expenses and other liabilities.

ITEM 2 - Management's Discussion and Analysis

                    CHARTWELL RE CORPORATION AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                 March 31, 1996
                                   (Unaudited)

Overview

     On December 13, 1995, Chartwell Re Corporation (Chartwell or the "Company") acquired The Reinsurance Corporation of New York (RECO) as a result of the merger of RECO's former parent, Piedmont Management Company Inc. (PMC), with and into Chartwell (the "Merger"), with Chartwell as the surviving corporation. Since the Merger was completed in December, the net income for 1995 does not include the operations of PMC or RECO.

     The condensed  consolidated  financial  statements  include the accounts of
Chartwell and its principal wholly-owned subsidiaries Chartwell Re Holdings Corporation (Chartwell Holdings), Chartwell Reinsurance Company (Chartwell Reinsurance), RECO, and Chartwell Advisers Limited (Chartwell Advisers). Chartwell Reinsurance underwrites treaty reinsurance through reinsurance intermediaries for both property and casualty risks. RECO underwrites a book of select specialty property and casualty insurance underwritten through program administrators. Chartwell Advisers acts as the exclusive Lloyd's adviser to a non-affiliated company formed to underwrite at Lloyd's of London (Lloyd's) through a group of wholly-owned subsidiaries that are limited liability corporate members of certain select Lloyd's syndicates.

Results of Operations - Three Months Ended March 31, 1996 Compared With Three Months Ended March 31, 1995:

     Revenues: Total revenues of $69.4 million for the first quarter 1996 were $31.5 million, or 83% more than the first quarter 1995. The accompanying table summarizes gross and net premiums written, earned premiums, net investment income, net realized capital gains, service and other revenue and total revenues for the quarters indicated:

                                                     Quarter Ended March 31,
                                                     1996             1995
                                                    -------          -------
                                                         (in thousands)
Gross premiums written ...................          $68,564          $34,560
                                                    =======          =======
Net premiums written .....................          $49,718          $33,396
                                                    =======          =======
Earned premiums ..........................          $56,243          $32,786
Net investment income ....................           10,764            4,821
Net realized capital gains ...............              921               67
Service and other revenue ................            1,472              260
                                                    -------          -------
Total revenues ...........................          $69,400          $37,934
                                                    =======          =======

     Gross premiums written for the first quarter 1996 were $68.6 million, an increase of 98% compared to the first quarter 1995. The increase in gross premiums written was principally attributable to business acquired in the Merger. Such business consisted of: (a) a seasoned book of specialty insurance business which is the basis for the Controlled Source Insurance business, the Company's newest client segment; (b) a marine and aviation pool which is included with Chartwell's other marine and aviation business in the Regional Accounts client segment; (c) certain reinsurance contracts that are compatible with Chartwell's underwriting standards and which were renewed and included primarily in Regional and Specialty Accounts client segments; and (d) certain reinsurance contracts that were not renewed because they did not meet Chartwell's underwriting standards and which are classified below as "RECO Run-off." In addition, premiums in the Regional Accounts client segment increased because of continuing increases in its book of marine and aviation business. Specialty Accounts gross premiums written for the first quarter of 1995 is only slightly less than the prior year primarily due to a lag in reporting of premiums on new contracts. Chartwell expects that gross premiums written in the Specialty Accounts segment for 1996 will exceed 1995 levels later in the year. Global Accounts continues to focus on the international market place rather than the large domestic insurance market place where competition continues to stiffen. The distribution of the Company's gross premiums written among its underwriting client segments was as follows:


                                              Quarter Ended March 31,
                                      ---------------------------------------
                                              1996                 1995
                                       -----------------    -----------------
                                                   (in thousands)
Specialty .......................                $17,085              $17,270
Global ..........................                  8,511               10,934
Regional:
     Property & Casualty ........      11,164               4,543
     Marine & Aviation ..........       7,162               1,813
                                       ------              ------
Subtotal Regional ...............                 18,326                6,356
Controlled Source ...............                 17,177                   --
RECO Run - off ..................                  7,465                   --
                                                  ------                -----
                                                 $68,564              $34,560
                                                 =======              =======


     Net premiums written for the first quarter 1996 were $49.7 million, an increase of $16.3 million, or 49% compared to the first quarter 1995. The increase in net premiums written was principally attributable to the reasons described above for the increases in gross premiums written. Net premiums earned for the first quarter 1996 were $56.2 million, an increase of $23.5 million, or 72% compared to the first quarter 1995. The increase in net premiums earned was principally attributable to premium writings by RECO.

     Net investment income for the first quarter 1996 was $10.8 million, an increase of $5.9 million, or 123% over the first quarter 1995. The improvement reflects the increase in invested assets, principally from the Merger, and from the net proceeds of Chartwell's public stock offering in the first quarter 1996. The average annual tax equivalent yield on invested assets, before investment expenses, increased to 6.66% for the first quarter 1996 compared to 6.61% for the same period in 1995. Net realized capital gains were $.9 million in the first quarter 1996 compared to only $67,000 for the same period in 1995. The 1996 net capital gains were realized principally to reposition certain sectors of the portfolio and, in particular, to increase the amount of tax-advantaged securities.

     Service and other revenue for the first quarter 1996 were $1.5 million, an increase of $1.2 million compared to the first quarter 1995. The improvement reflects increases in both advisory fee revenues and equity in the earnings of investee companies acquired in the Merger.

     Underwriting Results: The Company's principal expense, loss and loss adjustment expenses (LAE) related to the settlement of claims, was $40.9 million in the first quarter 1996 compared to $24.1 million in the first quarter 1995. The increase is principally attributable to the increase in earned premiums as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 72.8% for the first quarter 1996 from 73.5% recorded for the same period in 1995.

     Policy acquisition costs, primarily commissions paid to ceding companies and brokerage fees paid to intermediaries less commissions received on business ceded to other reinsurers, were $14.2 million for the first quarter 1996 compared to $7.8 million in the first quarter 1995. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 25.2% from 23.4% in 1995. The increase is due both to the run-off of RECO's cancelled reinsurance business and to a modestly higher commission structure.

     Other expenses, which include underwriting and administrative expenses, were $4.5 million for the first quarter 1996 compared to $2.5 million in the first quarter 1995. Other expenses expressed as a percentage of net earned premiums increased to 7.2% from 6.8% in 1995 principally due to transition expenses associated with the integration of RECO. Chartwell believes that these transition expenses will decrease over the remaining three quarters of 1996. It should be noted that the comparable ratio for the full year 1995 was 8.0%.

     The combined ratio for the first quarter 1996 computed in accordance with generally accepted accounting principle (GAAP) was 105.2% compared to 103.7% for the first quarter 1995. Although the loss ratio component improved to 72.8% for the first quarter 1996 from 73.5% recorded for the same period in 1995, the expense ratio increased to 32.4% from 30.2% in 1995 for the reasons noted above. On a pro forma basis, as if the Merger occurred on January 1, 1995, the expense ratio decreased to 32.4% compared to 36.5% and the combined ratio decreased to 105.2% compared to 122.4% for the first quarter 1995.

     Interest and amortization expenses were $2.9 million for the first quarter 1996 compared to $1.8 million in the first quarter 1995. In addition to interest and amortization on Chartwell Holdings' 10.25% Senior Notes due 2004 (the"Senior Notes") of $2.0 million for both periods, interest expense for 1996 also includes $0.4 million of interest on a $20.0 million bank facility established on the date of Merger and $0.5 million interest and amortization of the Company's Contingent Interest Notes. Interest expense for 1995 was reduced by $0.2 million as a result of an interest rate swap which was terminated in the second quarter 1995. Interest expense in future periods will be reduced due to the redemption of 35% of the principal amount of the Senior Notes on April 8, 1996.

     Pre-tax income: For the first quarter 1996, pre-tax income was $6.9 million compared with $1.9 million for the same period in 1995. The most significant factor is the increase in net investment income as described above.

     Taxes: Total taxes for the first quarter 1996 were $2.1 million compared to $.6 million in the same period in 1995. The effective tax rates were 29.8% and 31.8% for the 1996 and 1995 periods respectively. The principal factor in the decline below the statutory rate of 35% was the benefit of investments in tax-advantaged securities which increased in the first quarter 1996.

     Net income: For the first quarter 1996, net income was $4.8 million compared to $1.3 million for the same period in 1995. The most significant factor is increased net investment income as described above. Net income per share increased 83% to $.64 for the first quarter 1996 from $.35 per share reported a year ago. After-tax operating income per share (which excludes net realized capital gains on the sale of investments) for the first quarter 1996 increased 64% to $.56 from $.34 reported for the preceding year.

Liquidity and Capital Resources:

     As a holding company, Chartwell's assets consist primarily of the stock of its indirect subsidiaries, Chartwell Reinsurance and RECO, each of which is owned directly or indirectly by Chartwell Holdings. Chartwell's cash flow therefore depends largely on dividends and other payments from Chartwell Holdings, and in turn Chartwell Holdings' cash flow depends largely on dividends and tax sharing payments from Chartwell Reinsurance. Chartwell Reinsurance's sources of funds consist primarily of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses. Chartwell Reinsurance's ability to pay cash dividends to the Company is restricted by law or subject to approval of the insurance regulatory authority of Minnesota, Chartwell Reinsurance's state of domicile. The Minnesota authority recognizes only statutory accounting practices for the ability of an insurer to pay dividends to its shareholders.

     Under the insurance laws of the State of Minnesota, payment of dividends by Chartwell Reinsurance in any year is limited to the greater of (i) 10% of capital and surplus as of the prior year end as determined in accordance with statutory accounting policies; or (ii) statutory net income from operations of the next preceding year excluding realized capital gains. Notwithstanding the foregoing, Chartwell Reinsurance may pay dividends only from its earned surplus, also known as unassigned funds. The maximum dividend that can be paid in 1996 without prior approval of the Minnesota Department of Commerce is $18.8 million.

     At the May 2, 1996 Board of Directors meeting of the Company, the Board declared an initial quarterly dividend payment of $.04 per share payable to stockholders of record as of May 16, 1996.

     Financing activities have also been a source of liquidity for Chartwell and its subsidiaries, and such undertakings continued during the first quarter 1996. On March 8, 1996, Chartwell raised $57.5 million ($53.7 million after underwriting discounts and expenses) through a public offering of its common stock. Of the net proceeds, $20.0 million was contributed to the statutory surplus of Chartwell Reinsurance and $28.3 million was contributed to Chartwell Holdings which used such funds to redeem 35% of the principal amount of its Senior Notes at a price of 107.69%. This redemption will reduce Chartwell's annual expense for interest and amortization of debt issuance costs under the Senior Notes by $2.8 million per year. As a result of the offering, Standard & Poor's improved its rating with respect to the Senior Notes to BBB- from BB and Moody's improved its rating to Ba1 from Ba2.

     At March 31, 1996, the carrying value of total investments, including cash and cash equivalents, increased by $51.4 million, or 7.3%, to $756.8 compared to $705.4 million at December 31, 1995. The primary reasons for the increase were the net cash acquired in the public offering of $53.7 million, cash flow from operations of $0.6 million and cash flow from the settlement of certain December 31, 1995 securities sales of $10.8 million, offset in part by the decline in the market value of the investment portfolio. At March 31, 1996, 96% of Chartwell's total investments (including cash and cash equivalents) consisted of fixed income securities, of which 99% were rated "A" or better (or "A-1" for commercial paper) by Moody's. The Company's fixed income securities portfolio at March 31, 1996 was comprised primarily of U.S. Treasury and government agency mortgage pass-through securities, and corporate and municipal bonds.

     Stockholders' equity increased 32% to $201.5 million at March 31, 1996, compared to $152.5 million at December 31, 1995 primarily as a result of the public common stock offering described above. GAAP book value per share of $22.23 reported at December 31, 1995 was decreased on a pro forma basis to $22.03 as a result of the public offering of 2.5 million common shares in the first quarter. The decrease to $21.53 at March 31, 1996 was attributable to the decline in the market value of the Company's fixed income securities portfolio as a result of the increase in market interest rates during this period, offset by first quarter earnings. Chartwell's ratio of long-term debt to total capitalization was reduced from 38.4% at December 31, 1995 to 25.4% as of March 31, 1996 including the effect of the partial redemption of Chartwell's 10.25% Senior Notes that occurred on April 8, 1996.

     Statutory surplus of Chartwell Reinsurance increased $27.3 million to $215.3 million, and surplus of RECO increased $5.2 million to $80.8 million, both compared to the amounts at December 31, 1995. Both Chartwell Reinsurance and RECO, the Company's principal operating subsidiaries, are rated A- (Excellent) by A.M. Best Company and are assigned an A- claims paying ability rating by Standard & Poor's.

                   CHARTWELL RE CORPORATION AND SUBSIDIARIES


PART II         OTHER INFORMATION


     Item 6  - Exhibits and Reports on Form 8-K

               (a) Exhibits

                   27 - Financial Data Schedule.

               (b) Reports on Form 8-K

                   None.

                   CHARTWELL RE CORPORATION AND SUBSIDIARIES


Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CHARTWELL RE CORPORATION
                                    (Registrant)



                                    /s/ Charles E. Meyers
                                    --------------------------------------
                                    Charles E. Meyers
                                    Duly Authorized Officer, Senior Vice
                                    President and Chief Financial Officer


Dated:  May 14, 1996