Form 10-Q
period 1996-06-30
CHARTWELL RE CORP
filed 1996-08-12
CIK 912047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1996, or

( )      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 for the transition
         period from                to                  .

For the Quarter Ended June 30, 1996        Commission file number 1-12502
                      -------------                               -------

                                 -------------
                            Chartwell Re Corporation

             (Exact name of registrant as specified in its charter)
                                  -------------
         Delaware                                        41-1652573
         ---------                                       ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

     300 Atlantic Street
     Stamford, Connecticut                              06901
    ----------------------                              -----
              (Address of principal executive offices) (zip code)
                                  -------------

Registrant's telephone number, including area code (203) 961-7300
                                                   --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock - $.01 par value                               9,583,811
- -----------------------------                             ------------
    Description of Class                                Shares Outstanding
                                                       as of August 9, 1996

                            Chartwell Re Corporation


                               Index To Form 10-Q

PART I      FINANCIAL INFORMATION

     Item 1 -
                                                                     Page
                                                                     ----
       Condensed Consolidated Balance Sheets at June 30, 1996
            and December  31, 1995..................................    3

       Condensed Consolidated Statements of Operations for the three
            and six month periods ended June 30, 1996 and 1995 .....    4

       Condensed Consolidated Statements of Cash Flows for the six
            month periods ended June 30, 1996 and 1995 ..............   5

       Notes to Condensed Consolidated Financial Statements..........   6


     Item 2 -

       Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............  8


PART II     OTHER INFORMATION


     Item 6 -

       Exhibits and Reports on Form 8-K............................... 16

       Signatures..................................................... 17

  PART I.   FINANCIAL INFORMATION
    ITEM 1 -  Financial Statements

                    CHARTWELL RE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                    June 30, 1996 December 31,
                                                     (Unaudited)     1995
    ASSETS:                                          -----------   ----------
      Investments:
        Fixed maturities:
          Held for investment (market value
          June 30, 1996, $26,831; December 31,
          1995, $27,965).............................    $31,350       $26,691
          Available for sale (amortized cost
          June 30, 1996, $605,446; December 31,
          1995, $481,175)............................    589,923       489,107
        Other investments............................     30,059        33,837
      Cash and cash equivalents......................     79,752       155,813
                                                          ------       -------
          Total investments and cash.................    731,084       705,448
      Premiums in process of collection..............     89,883        73,620
      Reinsurance recoverable........................    190,238       195,434
      Prepaid reinsurance............................     20,002        18,212
      Deferred income taxes..........................     51,154        42,819
      Deferred policy acquisition costs..............     18,273        18,809
      Deposits ......................................     18,058        17,481
      Other assets...................................     49,332        61,015
                                                          ------        ------
          Total assets............................... $1,168,024    $1,132,838
                                                      ==========    ==========

    LIABILITIES:
      Loss and loss adjustment expenses..............   $736,580      $741,467
      Unearned premiums..............................     83,733        90,573
      Contingent interest notes......................     26,492        25,496
      Other reinsurance balances.....................     21,373         4,689
      Accrued expenses and other liabilities.........     26,466        23,131
      Long-term debt.................................     68,750        95,000
                                                          ------        ------
          Total liabilities..........................    963,394       980,356
                                                         -------       -------

    COMMON STOCKHOLDERS' EQUITY:
      Common stock, par value $0.01 per share;
      authorized 20,000,000 shares; shares issued
      and outstanding June 30, 1996, 9,583,811;
      December 31, 1995, 6,858,811 ..................         96            69
      Additional paid-in capital.....................    211,781       153,305
      Net unrealized appreciation (depreciation)
      of investments ................................    (9,467)         5,219
      Foreign currency translation adjustment........         19             9
      Retained earnings (deficit)....................      2,201       (6,120)
                                                           -----       ------
          Total common stockholders' equity .........    204,630       152,482
                                                         -------       -------
          Total liabilities and stockholders' equity. $1,168,024    $1,132,838
                                                      ==========    ==========


            See notes to condensed consolidated financial statements.

                   CHARTWELL RE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                  (Dollars in Thousands, except share amounts)
                                   (Unaudited)

                                         Three Month Periods Six Month Periods
                                            Ended June 30,     Ended June 30,
                                           1996     1995       1996     1995
                                         -------- --------   -------- --------
REVENUES:
  Premiums earned......................   $48,961  $28,581  $105,204   $61,367
  Net investment income................    10,814    4,547    21,578     9,368
  Net realized capital gains ..........         0    1,336       921     1,403
  Service and other revenue............     1,754      271     3,226       531
                                            -----      ---     -----       ---
    Total revenues.....................    61,529   34,735   130,929    72,669
                                           ------   ------   -------    ------


LOSSES AND EXPENSES INCURRED:
  Loss and loss adjustment expenses        35,072   20,726    76,014    44,813
  Policy acquisition costs.............    11,769    6,573    25,945    14,245
  Other expenses.......................     4,482    2,733     8,962     5,202
  Interest and amortization............     2,285    1,979     5,203     3,754
                                            -----    -----     -----     -----
    Total losses and expenses incurred.    53,608   32,011   116,124    68,014
                                           ------   ------   -------    ------

Income before income taxes and
   extraordinary item..................     7,921    2,724   14,805      4,655
Income tax.............................     2,177      960    4,227      1,575
                                            -----      ---    -----      -----
Net income before extraordinary item...     5,744    1,764   10,578      3,080
Extraordinary item, net of income tax..     1,874             1,874
                                            -----    -----    -----      -----
Net income.............................    $3,870   $1,764   $8,704     $3,080
                                           ======   ======   ======     ======

Per Share Data:
Net income before extraordinary item...     $0.60    $0.47    $1.23      $0.82
Extraordinary item, net of income tax..     (0.20)            (0.21)
                                            -----    -----    -----      -----

Net income.............................     $0.40    $0.47    $1.02      $0.82
                                            =====    =====    =====      =====

Weighted average number of common
   shares outstanding ................. 9,561,311 3,755,312 8,571,172 3,755,312
                                        ========= ========= ========= =========


            See notes to condensed consolidated financial statements.

                    CHARTWELL RE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)
                                                        Six Month Periods Ended
                                                            1996       1995
                                                        ----------  ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net premiums collected..............................  $98,698     $39,403
    Ceded premiums paid.................................  (37,861)     (2,757)
    Net losses & LAE....................................  (65,098)    (22,555)
    Overhead expenses...................................   (7,741)     (5,467)
    Service and other revenue...........................    3,226         531
    Net income taxes (paid)/recovered...................     (888)       (742)
    Interest received on investments....................   19,956       9,704
    Interest paid.......................................   (4,818)     (3,376)
    Other, net..........................................    1,964        (473)
                                                            -----        ----
        Net cash provided by operating activities.......    7,438      14,268
                                                            -----      ------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from investments sold......................  145,394     141,982
    Proceeds from investments matured or repaid.........   14,055       1,590
    Cost of investments acquired........................ (272,548)    (88,644)
                                                         --------     -------
        Net cash provided by (used in)
           investing activities......................... (113,099)     54,928
                                                         --------      ------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from public stock offering.............   58,503
    Redemption of Senior Notes..........................  (28,280)
    Dividends paid......................................     (383)
    Other, net..........................................     (250)       (250)
                                                             ----        ----
        Net cash provided by (used in)
           financing activities ........................   29,590        (250)
                                                           ------        ----

    Effect of exchange rate on cash.....................       10          11
                                                               --          --

  Net increase (decrease) in cash and cash equivalents..  (76,061)     68,957
  Cash and cash equivalents at beginning of year........  155,813      37,005
                                                          -------      ------
  Cash and cash equivalents at end of period............  $79,752    $105,962
                                                          =======    ========

  RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Net income..........................................   $8,704      $3,080
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Extraordinary item ...............................    1,874
      Net realized capital gains........................     (921)     (1,372)
      Deferred policy acquisition costs.................      536        (975)
      Deferred income taxes.............................      226       1,621
      Unpaid loss and loss adjustment expenses..........   (4,886)     20,504
      Unearned premiums.................................   (6,839)      5,123
      Other reinsurance balances........................      291        (373)
      Reinsurance recoverable...........................     (730)      2,105
      Net change in receivables and payables............    6,815     (13,070)
      Other, net........................................    2,368      (2,375)
                                                            -----      ------
        Net cash provided by operating activities.......   $7,438     $14,268
                                                           ======     =======

           See notes to condensed consolidated financial statements.

                    CHARTWELL RE CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim Condensed Consolidated Financial Statements of Chartwell Re Corporation ("Chartwell" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. These interim statements should be read in conjunction with the 1995 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - PUBLIC STOCK OFFERING

         On March 5, 1996, the Company completed a public offering of 2,500,000 shares of common stock at $23.00 per share (the "Offering"). The net proceeds to the Company were $53.7 million after deduction of underwriting discount and expenses. Of the net proceeds, $48.5 million was contributed to Chartwell Re Holdings Corporation (Chartwell Holdings) of which $20.0 million was contributed to the statutory surplus of Chartwell Reinsurance Company and $28.5 million was used to retire (the "Redemption") 35% of Chartwell Holdings' outstanding 10.25% Senior Notes due 2004 (the "Senior Notes") plus accrued interest (See Note 3). The remaining funds were retained for general corporate purposes.

         On April 3, 1996, the underwriters exercised the over-allotment option for 225,000 shares of common stock and the Company received additional net proceeds of $4.8 million from such exercise.


NOTE 3 - SENIOR NOTE REDEMPTION

         On April 8, 1996, Chartwell Holdings redeemed 35% of its outstanding Senior Notes for approximately $28.3 million including the redemption premium. Due to this early extinguishment of debt, the Company recognized an extraordinary loss of $1.9 million net of applicable income taxes of approximately $1.0 million. This extraordinary charge represents the redemption premium and 35% of the remaining original debt issuance costs relating to the Senior Notes.

NOTE 4 - PRO FORMA DATA

         On December 13, 1995, Piedmont Management Company Inc. (PMC) was merged with and into the Company (the "Merger"), with the Company as the surviving corporation. The Merger has been accounted for under the purchase method of accounting effective December 31, 1995. The results of operations for the six months ended June 30, 1996 include the results of PMC's former subsidiary, The Reinsurance Corporation of New York (RECO).

         The following pro forma consolidated income statement information for the Company for the three and six month periods ended June 30, 1996 assumes the Redemption occurred on January 1, 1995. The information for the three and six month periods ended June 30, 1995 is presented as though both the Merger and Redemption had occurred on January 1, 1995. The number of shares required to generate the proceeds needed to redeem the debt was 1,316,657 shares. Such shares have been included in the calculation of pro forma net income per common share.


                                   (In thousands, except share amounts)
                             Three Month Periods Ended  Six Month Periods Ended
                                       June 30,                 June 30,
                                  1996          1995       1996         1995
                              ------------  -----------  ---------    ---------

Total revenues .............   $ 61,529    $ 73,588     $  130,929   $  147,205
Net income .................   $  5,784    $  4,753     $   11,073   $    5,202
Net income per common share.   $   0.61    $   0.58     $     1.22   $     0.64

Pro forma weighted average
shares outstanding .........  9,561,311   8,175,468      9,048,067    8,175,468

         Common stock equivalents were not considered as their inclusion would not have been dilutive.

NOTE 5 - COMMON STOCK DIVIDENDS

         At the May 2, 1996 Board of Directors meeting of the Company, the Board declared an initial quarterly cash dividend payment of $0.04 per share payable to stockholders of record as of May 16, 1996. The dividend was paid on May 30, 1996. At the August 1, 1996 Board of Directors meeting, the Board declared a quarterly cash dividend payment of $0.04 per share payable on August 30, 1996 to stockholders of record as of August 16, 1996.

NOTE 6 - RESERVE INDEMNIFICATION AGREEMENT

         On June 28, 1996, Chartwell Re Corporation received $7.9 million as settlement of the receivable arising from an indemnification agreement (the "Reserve Indemnification") between the Company and its former parent, ReliaStar Financial Corporation ("RLR", formerly The NWNL Companies, Inc.). The Reserve Indemnification, which by its terms was scheduled to be settled as of the end of 1996, was settled early by mutual agreement with RLR. The settlement did not affect operating results for the period.

NOTE 7 - NEW ACCOUNTING STANDARD

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

ITEM 2 - Management's Discussion and Analysis


                    CHARTWELL RE CORPORATION AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                  June 30, 1996
                                   (Unaudited)


Overview

         The condensed consolidated financial statements include the accounts of Chartwell Re Corporation (Chartwell or the "Company") and its principal wholly-owned subsidiaries Chartwell Re Holdings Corporation (Chartwell Holdings), Chartwell Reinsurance Company (Chartwell Reinsurance), The Reinsurance Corporation of New York (RECO), and Chartwell Advisers Limited (Chartwell Advisers). Chartwell Reinsurance underwrites treaty reinsurance through reinsurance intermediaries for both property and casualty risks. RECO underwrites a book of select specialty property and casualty insurance underwritten through program administrators. Chartwell Advisers acts as the exclusive Lloyd's adviser to a non-affiliated company formed to underwrite at Lloyd's of London (Lloyd's) through a group of wholly-owned subsidiaries that are limited liability corporate members of certain select Lloyd's syndicates.

         On December 13, 1995, Chartwell acquired RECO as a result of the merger of RECO's former parent, Piedmont Management Company Inc. (PMC), with and into Chartwell (the "Merger"), with Chartwell as the surviving corporation. Since the Merger was completed in December, the net income for 1995 does not include the operations of PMC or RECO.


Results of Operations - Six Months Ended June 30, 1996 Compared With Six Months Ended, June 30, 1995:

                  Revenues: Total revenues for the six months ended June 30, 1996 were $130.9 million, which is $58.3 million or 80% more than the comparable period in 1995. The accompanying table summarizes gross and net premiums written, earned premiums, net investment income, net realized capital gains, service and other revenue and total revenues for the periods indicated:


                                                    Six Months Ended June 30,
(in thousands)                                            1996       1995
                                                        --------   --------
Gross premiums written ..............................   $132,467   $ 66,128
                                                        ========   ========
Net premiums written ................................   $ 95,723   $ 64,281
                                                        ========   ========
Earned premiums .....................................   $105,204   $ 61,367
Net investment income ...............................     21,578      9,368
Net realized capital gains ..........................        921      1,403
Service and other revenue ...........................      3,226        531
                                                        --------   --------
Total revenues ......................................   $130,929   $ 72,669
                                                        ========   ========

Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the six months ended June 30, 1996 were $132.5 million, an increase of 100% compared to the same period in 1995. The increase in gross premiums written was attributable to business acquired in the Merger and continued growth with existing and new clients in the Regional and Specialty Accounts client segments. Business emanating from the Merger consisted of: (a) a seasoned book of specialty insurance business which is the basis for the Controlled Source Insurance business, the Company's newest client segment; (b) a marine pool which is included with Chartwell's other marine and aviation business in the Regional Accounts client segment; (c) certain of RECO's reinsurance contracts which met Chartwell's underwriting standards and which were renewed in Chartwell Reinsurance and included primarily in Regional and Specialty Accounts client segments; and (d) certain of RECO's reinsurance contracts that were not renewed because they did not meet Chartwell's underwriting standards and which are classified below as "RECO Run-off." In addition, premiums in the Regional Accounts client segment increased because of continuing increases in its book of marine and general aviation business. Specialty Accounts gross premiums written for the six months ended June 30, 1996 increased substantially over the prior year primarily due to continued expansion of existing clients and development of new clients. Global Accounts continues to focus on the international market place rather than the large domestic insurance market place where competition continues to stiffen. The distribution of the Company's gross premiums written among its underwriting client segments was as follows:


                                    Six Months Ended June 30,
                       -------------------------------------------------------
(in thousands)                1996                            1995
                       -------------------------   ---------------------------
Specialty                            $  42,829                      $ 30,210
Global                                  19,952                        21,277
Regional:
   Property & Casualty     13,298                        9,792
   Marine & Aviation       16,556                        4,849
                          -------                      --------
 Subtotal Regional                       29,854                       14,641
Controlled Source                        30,974                          -
RECO Run - off                            8,858                          -
                                       --------                     --------
                                      $ 132,467                     $ 66,128
                                     ==========                    =========

     Net premiums written for the first six months of 1996 were $95.7 million, an increase of $31.4 million or 49% compared to the same period in 1995. The increase in net premiums written was principally attributable to the reasons described above for the increase in gross premiums written. Net premiums earned for the six months ended June 30, 1996 were $105.2 million, an increase of $43.8 million or 71% compared to the same period in 1995. The increase in net premiums earned was principally attributable to premium writings by RECO.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses (LAE) related to the settlement of claims, was $76.0 million for the six months ended June 30, 1996 compared to $44.8 million for the comparable period in 1995. The increase is principally attributable to the increase in earned premiums as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 72.3% for the six months ended June 30, 1996 from 73.3% recorded for the same period in 1995. The 1.0% improvement in the loss and LAE ratio for the six months ended June 30, 1996, was due to an increase in the amount of proportional business written by the Company, which generally has a lower loss and LAE ratio than excess of loss business, but modestly higher commissions.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $25.9 million for the six months ended June 30, 1996 compared to $14.2 million for the same period in 1995. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 24.7% from 23.2% in 1995. The increase is due both to the RECO Run-off and to a modestly higher commission structure, as noted above, for proportional business.

         Other Expenses. Other expenses, which include underwriting and administrative expenses, were $9.0 million for the six months ended June 30, 1996 compared to $5.2 million for the same period in 1995. Other expenses (excluding the expenses associated with non-insurance operations) expressed as a percentage of net earned premiums remained steady at 7.6% for the six months ended June 30, 1996 and 1995, with the Company absorbing the transition expenses associated with the integration of RECO. Chartwell believes that these transition expenses will decrease over the remaining six months of 1996. It should be noted that the comparable ratio for the full year 1995 was 8.0%.

         Net Underwriting Results. The Company incurred an underwriting loss (net premiums earned minus losses, LAE and underwriting expenses, excluding the expenses associated with non-insurance operations) of $4.8 million for the first six months of 1996 as compared to an underwriting loss of $2.4 million for the first six months of 1995. The combined ratio for the first six months of 1996 computed in accordance with generally accepted accounting principles (GAAP) was 104.6% compared to 104.1% for the 1995 period. Although the loss ratio component improved to 72.3% for the 1996 period from 73.3% recorded for the same period in 1995, the expense ratio increased to 32.3% from 30.8% in 1995 for the reasons noted above. On a pro forma basis, as if the Merger occurred on January 1, 1995, the expense ratio decreased to 32.3% compared to 35.3% and the combined ratio decreased to 104.6% compared to 108.1% for 1995.

         Net Investment Income and Net Realized Capital Gains (Losses). Net investment income for the first six months of 1996 was $21.6 million, an increase of $12.2 million, or 130% over the comparable period in 1995. The improvement reflects the increase in invested assets, principally from the Merger, as well as from the net proceeds of Chartwell's public stock offering in the first quarter of 1996 and the exercise of the underwriters' over-allotment in the second quarter. In addition, on June 28, 1996, the Company received $7.9 million in settlement of a Reserve Indemnification Agreement with ReliaStar Financial Corporation (the "Reserve Indemnification Agreement") which further increased the Company's invested asset base. (See Note 6.) The average annual tax equivalent yield on invested assets before investment expenses increased to 6.72% for the first six months of 1996 compared to 6.52% for the same period in 1995.

         The Company realized net capital gains of $0.9 million in the first six months of 1996 compared to $1.4 million for the same period in 1995. The 1996 net capital gains were realized principally to reposition certain sectors of the portfolio and, in particular, to increase the amount of tax-advantaged securities. Trading during the first six months of 1995 was executed principally to modify the portfolio by sector and to capitalize on some opportunities to improve on credit quality without sacrificing yield.

         Service and Other Revenue. Service and other revenue for the first six months of 1996 were $3.2 million, an increase of $2.7 million compared to the same period in 1995. The improvement reflects increases in advisory fee revenues, equity in the earnings of investee companies acquired in the Merger and development of new non-risk revenue sources.

         Interest and Amortization. Interest and amortization expenses were $5.2 million for the first six months of 1996 compared to $3.8 million for the same period in 1995. Interest and amortization on Chartwell Holdings' 10.25% Senior Notes due 2004 (the"Senior Notes") was $3.4 million for the first six months of 1996 and $3.8 million for the comparable period in 1995. The 1996 amount was reduced due to the redemption of 35% of the principal amount of outstanding Senior Notes on April 8, 1996. Interest expense for the first six months of 1996 also includes $0.7 million of interest and amortization expense on a $20.0 million bank facility established on the date of Merger and $1.1 million of interest and amortization on the Company's Contingent Interest Notes.

         Income Before Income Taxes and Extraordinary Item. Results of operations before income taxes and extraordinary items increased to $14.8 million the first six months of 1996 from $4.7 million for the same period in 1995. The increase resulted primarily from the increase in earned premiums, the favorable results in loss and loss adjustment expense and in other underwriting expense, and from the increase in net investment income and service and other revenue.

         Income Tax Expense. The provision for Federal income taxes in the first six months of 1996 increased to $4.2 million compared with $1.6 million for the same period in 1995. The effective tax rates were 28.6% and 33.8% for the 1996 and 1995 periods, respectively. The principal factor in the decline below the statutory rate of 35% was the benefit of investments in tax-advantaged securities which increased in the 1996 period.

         Net Income Before Extraordinary Item. Results of operations before extraordinary item increased to $10.6 million in the first six months of 1996 from $3.1 million for the same period in 1995. The most significant factor is increased net investment income and service and other revenue as described above. After-tax operating income per share (which excludes net realized capital gains on the sale of investments) for the first six months of 1996 increased 104% to $1.16 from $0.57 reported for the same period in 1995.

         Extraordinary Item, Net of Income Tax. The Company recognized a net after-tax extraordinary expense of $1.9 million in the first six months of 1996 for the write-off of unamortized debt issuance costs and a redemption premium associated with the redemption of 35% of Chartwell Holdings' Senior Notes (See
Note 3.)

         Net Income. The Company realized a net profit of $8.7 million in the first six months of 1996 compared with a net profit of $3.1 million for the comparable 1995 period because of the factors discussed above. Net income per share, excluding the extraordinary item, increased 50% to $1.23 for the 1996 period from $0.82 per share reported a year ago.


Results of Operations - Three Months Ended June 30, 1996 Compared With Three Months Ended June 30, 1995:

         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the three month period ended June 30, 1996 were $63.9 million, an increase of 102% compared to the 1995 period. The increase in gross premiums written was principally attributable to business acquired in the Merger, as described previously. The distribution of the Company's gross premiums written among its underwriting client segments was as follows:


                                    Three Months Ended June 30,
                       -------------------------------------------------------
(in thousands)                   1996                            1995
                       -------------------------      ------------------------
Specialty                             $ 25,744                       $ 12,940
Global                                  11,441                         10,343
Regional:
   Property & Casualty    5,673                          5,249
   Marine & Aviation      5,855                          3,036
                         ------                         ------
Subtotal Regional                       11,528                          8,285
Controlled Source                       13,797                            -
RECO Run - off                           1,393                            -
                                       -------                         ------
                                      $ 63,903                       $ 31,568
                                     =========                      =========

         Net premiums written for the three months ended June 30, 1996 were $46.0 million, an increase of $15.1 million, or 49% compared to the same period in 1995. The increase in net premiums written was principally attributable to the reasons described earlier in conjunction with the comparison of the results
of operations for  the six month periods.   Net premiums  earned for the  three
months ended June 30, 1996 were $49.0 million, an increase of $20.4 million, or 71% compared to the same period in 1995. The increase in net premiums earned was principally attributable to premium writings by RECO.

     Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses (LAE) related to the settlement of claims, was $35.1 million for the three months ended June 30,1996 compared to $20.7 million for the same period in 1995. The increase is principally attributable to the increase in earned premiums as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 71.6% for the three months ended June 30, 1996 from 73.2% recorded for the comparable period in 1995. The improvement in the loss and LAE ratio for the three months ended June 30, 1996, was due to an increase in the amount of proportional business written by the Company which generally has a lower loss and LAE ratio than excess of loss business, but modestly higher commissions.

     Policy Acquisition Costs. Policy acquisition costs, primarily commissions paid to ceding companies and brokerage fees paid to intermediaries less commissions received on business ceded to other reinsurers, were $11.8 million for the three months ended June 30, 1996 compared to $6.6 million for the comparable period in 1995. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 24.0% from 23.0% in 1995. The increase is due both to the RECO Run-off and to a modestly higher commission structure, as noted above, for proportional business.

         Other Expenses. Other expenses, which include underwriting and administrative expenses, were $4.5 million for the three months ended June 30, 1996 compared to $2.7 million for the comparable period in 1995. Other expenses (excluding the expenses associated with non-insurance operations) expressed as a percentage of net earned premiums decreased to 8.1% from 8.6% in 1995 primarily due to the high growth rate in net premiums earned compared with the growth rate in overhead expenses.

         Net Underwriting Results. The Company incurred an underwriting loss (net premiums earned minus losses, LAE and underwriting expenses, excluding expenses associated with non-insurance operations) of $1.9 million for three months ended June 30, 1996 as compared to an underwriting loss of $1.2 million for the comparable period in 1995. The combined ratio for the three months ended June 30, 1996 period computed in accordance with generally accepted accounting principles (GAAP) was 103.7% compared to 104.8% for the comparable period in 1995. Although the loss ratio component improved to 71.6% for the three months ended June 30, 1996 compared to 73.2% recorded for the same period in 1995, the expense ratio increased to 32.1% from 31.6% in 1995 for the reasons noted above. On a pro forma basis, as if the Merger occurred on January 1, 1995, the loss and loss adjustment expense ratio increased to 71.6% compared to 69.6%, the expense ratio decreased to 32.1% compared to 33.5%, and the combined ratio increased to 103.7% compared to 103.1% for 1995.

         Net Investment Income and Net Realized Capital Gains (Losses). Net investment income for the three months ended June 30, 1996 was $10.8 million, an increase of $6.3 million, or 138% over the comparable period in 1995. The improvement reflects the increase in invested assets, principally from the Merger, from the net proceeds of Chartwell's public stock offering including the exercise of the underwriters' over-allotment option, and from continued positive cash flow from operations. In addition, the Company received funds in final settlement of the Reserve Indemnification Agreement. The average annual tax equivalent yield on invested assets, before investment expenses, increased to 6.78% for the three months ended June 30, 1996 period compared to 6.43% for the comparable period in 1995.

         The Company realized no net capital gains in the three months ended June 30, 1996 compared to $1.3 million for the same period in 1995. Trading during the 1995 period was executed principally to modify the portfolio by sector and to capitalize on opportunities to improve on credit quality without sacrificing yield.

         Service and Other Revenue. Service and other revenue for the three months ended June 30, 1996 period were $1.8 million, an increase of $1.5 million compared to the same period in 1995. The improvement reflects increases in advisory fee revenues, equity in the earnings of investee companies acquired in the Merger and development of new non-risk revenue sources.

         Interest and Amortization. Interest and amortization expenses were $2.3 million for the three months ended June 30, 1996 period compared to $2.0 million in the same period in 1995 . Interest and amortization on the Senior Notes decreased to $1.4 million for the three months ended June 30, 1996 as compared to $2.0 million for the same period in 1995, because of the redemption of 35% of the principal amount of the Senior Notes on April 8, 1996. Interest expense for 1996 also includes $0.3 million of interest & amortization on a $20.0 million bank facility established on the date of Merger and $0.6 million of interest and amortization on the Company's Contingent Interest Notes.

         Income Before Income Taxes and Extraordinary Item. Results of operations before income taxes and extraordinary item increased to $7.9 million for the three months ended June 30, 1996 from $2.7 million in the same period in 1995. The increase resulted primarily from the increase in earned premiums, the favorable results in both loss and loss adjustment expense and in other underwriting expense, and the increase in both net investment income and service and other revenues.

         Income Tax Expense. The provision for Federal income taxes in 1996 increased to $2.2 million compared with $1.0 million in 1995. The effective tax rates were 27.5% and 35.2% for the 1996 and 1995 periods, respectively. The principal factor in the decline below the statutory rate of 35% in 1996 was the benefit of investments in tax-advantaged securities which increased in the 1996 period.

         Net Income Before Extraordinary Item. Results of operations before extraordinary items increased to $5.7 million for the three months ended June 30, 1996 from $1.8 million in the comparable 1995 period. The most significant factor is increased net investment income and increased service and other revenue as described above. After-tax operating income per share (which excludes net realized capital gains on the sale of investments) for the 1996 period increased 150% to $0.60 from $0.24 reported for the preceding year. Net income per share, before the extraordinary item, increased 28% to $0.60 for the 1996 period from $0.47 per share reported a year ago.

         Extraordinary Item, Net of Income Tax. The Company recognized a net after-tax extraordinary expense of $1.9 million in the three months ended June 30, 1996 for the write-off of unamortized debt issuance costs and redemption premium associated with the Chartwell Holdings' Senior Notes Redemption (See
Note 3.)

         Net Income. The Company realized a $3.9 million net profit for the three months ended June 30, 1996 compared to $1.8 million in the same period in 1995 because of the factors discussed above.

Liquidity and Capital Resources:

           As a holding company, Chartwell's assets consist primarily of the stock of its indirect subsidiaries, Chartwell Reinsurance, RECO and Chartwell Advisers, each of which is owned directly or indirectly by Chartwell Holdings. Chartwell's cash flow therefore depends largely on dividends and other payments from Chartwell Holdings, and in turn Chartwell Holdings' cash flow depends largely on dividends and tax sharing payments from Chartwell Reinsurance. Chartwell Reinsurance's sources of funds consist primarily of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses. Chartwell Reinsurance's ability to pay cash dividends to the Company is restricted by law or subject to approval of the insurance regulatory authority of Minnesota, Chartwell Reinsurance's state of domicile. The Minnesota authority recognizes only statutory accounting practices for the ability of an insurer to pay dividends to its shareholders.

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

         At the May 2, 1996 Board of Directors meeting of the Company, the Board declared an initial quarterly cash dividend payment of $0.04 per share payable to stockholders of record as of May 16, 1996. The dividend was paid on May 30, 1996. At the August 1, 1996 Board of Directors meeting, the Board declared a quarterly cash dividend payment of $0.04 per share payable on August 30, 1996 to stockholders of record as of August 16, 1996.

         In  addition  to  the  sources  of  funds  described  above,  financing activities have also been a source of liquidity for Chartwell and its subsidiaries. On March 5, 1996, the Company completed a public offering of 2,500,000 shares of common stock at $23.00 per share. The net proceeds to the Company were $53.7 million after deduction of underwriting discount and expenses. Of the net proceeds, $48.5 million was contributed to Chartwell Holdings of which $20.0 million was contributed to the statutory surplus of Chartwell Reinsurance and $28.5 million was used to retire 35% of its outstanding 10.25% Senior Notes due 2004 plus accrued interest (See Note 3). The remaining funds were retained for general corporate purposes. This redemption reduced Chartwell's annual expense for interest and amortization of debt issuance costs under the Senior Notes by $2.8 million per year. As a result of the offering, Standard & Poor's improved its rating with respect to the Senior Notes to BBB- from BB and Moody's improved its rating to Ba1 from Ba2. In addition on April 3, 1996, the underwriters exercised the over-allotment option for 225,000 shares of common stock and the Company received an additional $4.8 million in net proceeds from such exercise.

         At June 30, 1996, the carrying value of total investments, including cash and cash equivalents, increased by $25.6 million, or 3.6%, to $731.1 million compared to $705.4 million at December 31, 1995. The primary reasons for the increase were the net cash acquired in the public offering and subsequent exercise of the underwriters' over-allotment option of $58.5 million, positive cash flow from operations of $7.4 million, cash flow from the settlement of certain December 31, 1995 securities sales of $10.9 million and cash from the settlement of the Reserve Indemnification Agreement of $7.9 million, offset by $28.5 million for the retirement of 35% of Chartwell's Senior Notes plus accrued interest, the decline in the market value of the investment portfolio, and $0.4 million of common stock dividends paid. At June 30, 1996, 96% of Chartwell's total investments

(including cash and cash equivalents) consisted of fixed income securities, of which 99% were rated "A" or better (or "A-1" for commercial paper) by Moody's. The Company's fixed income securities portfolio at June 30, 1996 was comprised primarily of U.S. Treasury and government agency mortgage pass-through securities, and corporate and municipal bonds.

         Stockholders' equity increased 34% to $204.6 million at June 30, 1996, compared to $152.5 million at December 31, 1995 primarily as a result of the public common stock offering described above. GAAP book value per share decreased to $21.35 at June 30, 1996 from $22.23 at December 31, 1995 due to the decline in the market value of the Company's fixed income securities portfolio resulting from the increase in market interest rates, offset by earnings for the six month period. Chartwell's ratio of long-term debt to total capitalization was 25.1% as of June 30, 1996, down from 38.4% at December 31, 1995.

         Statutory surplus of Chartwell Reinsurance increased $34.9 million to $223.0 million, and the statutory surplus of RECO increased $12.8 million to $88.3 million, both compared to the amounts at December 31, 1995. Chartwell Reinsurance and RECO, the Company's principal operating subsidiaries, are rated A (Excellent) and A- (Excellent), respectively, by A.M. Best Company and both companies are assigned an A- claims paying ability rating by Standard & Poor's.

CHARTWELL RE CORPORATION AND SUBSIDIARIES

PART II   OTHER INFORMATION


         Item 6  -  Exhibits and Reports on Form 8-K

                      (a) Exhibits

                           27 - Financial Data Schedule

                      (b) Reports on Form 8-K

                           None

                      (c) Signatures

CHARTWELL RE CORPORATION AND SUBSIDIARIES


Signatures




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CHARTWELL RE CORPORATION
                                  (Registrant)

                                   /S/   Charles E. Meyers
                                   ---------------------------------------
                                   Charles E. Meyers
                                   Duly Authorized Officer and Senior Vice
                                   President and Chief Financial Officer

Dated:  August 9, 1996