Form 10-Q
period 1996-09-30
CHARTWELL RE CORP
filed 1996-11-14
CIK 912047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 1996, or

( )      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 for the transition
         period from                to                  .

For the Quarter Ended September 30, 1996      Commission file number 1-12502
                      ------------------                             -------

                                 -------------
                            Chartwell Re Corporation

             (Exact name of registrant as specified in its charter)
                                  -------------
         Delaware                                        41-1652573
         ---------                                       ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

     Four Stamford Plaza
     P.O. Box 120043
     Stamford, Connecticut                              06912-0043
    ----------------------                              ----------
              (Address of principal executive offices) (zip code)
                                  -------------

Registrant's telephone number, including area code (203) 705-2500
                                                   --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock - $.01 par value                               9,583,811
-----------------------------                             ------------
    Description of Class                                Shares Outstanding
                                                       as of November 13, 1996

                            Chartwell Re Corporation


                               Index To Form 10-Q

PART I      FINANCIAL INFORMATION

     Item 1 -
                                                                     Page
                                                                     ----
       Condensed Consolidated Balance Sheets at September 30, 1996
          and December  31, 1995...................................    2

       Condensed Consolidated Statements of Operations for the three
          and nine month periods ended September 30, 1996 and 1995..   3

       Condensed Consolidated Statements of Cash Flows for the nine
            month periods ended September 30, 1996 and 1995.........   4

       Notes to Condensed Consolidated Financial Statements..........  5


     Item 2 -

       Management's Discussion and Analysis of
            Financial Condition and Results of Operations............. 8


PART II     OTHER INFORMATION


     Item 6 -

       Exhibits and Reports on Form 8-K.............................. 17

       Signatures.................................................... 18

  PART I.   FINANCIAL INFORMATION
    ITEM 1 -  Financial Statements

                    CHARTWELL RE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                    September 30, December 31,
                                                         1996         1995
                                                    ------------- ------------
ASSETS:                                              (Unaudited)
      Investments:
        Fixed maturities:
          Held-to-maturity (market value
          September 30, 1996, $30,271; December 31,
          1995, $27,965).............................    $28,891       $26,691
          Available for sale (amortized cost
          September 30, 1996, $589,332; December 31,
          1995, $481,175)............................    576,459       489,107
        Other investments (cost September 30, 1996,
          $43,335; December 31, 1995, $33,862).......     44,915        33,837
      Cash and cash equivalents......................     71,232       155,813
                                                          ------       -------
          Total investments and cash.................    721,497       705,448
      Premiums in process of collection..............     97,057        73,620
      Reinsurance recoverable........................    191,976       195,434
      Prepaid reinsurance............................     23,915        18,212
      Deferred income taxes..........................     51,976        42,819
      Deferred policy acquisition costs..............     18,333        18,809
      Deposits ......................................     18,221        17,481
      Other assets...................................     61,649        61,015
                                                          ------        ------
          Total assets............................... $1,184,624    $1,132,838
                                                      ==========    ==========

    LIABILITIES:
      Loss and loss adjustment expenses..............   $736,267      $741,467
      Unearned premiums..............................     85,117        90,573
      Contingent Interest Notes......................     27,011        25,496
      Other reinsurance balances.....................     26,152         4,689
      Accrued expenses and other liabilities.........     28,913        23,131
      Long-term debt.................................     68,750        95,000
                                                          ------        ------
          Total liabilities..........................    972,210       980,356
                                                         -------       -------

    COMMON STOCKHOLDERS' EQUITY:
      Common stock, par value $0.01 per share;
      authorized 20,000,000 shares; shares issued
      and outstanding September 30, 1996, 9,583,811;
      December 31, 1995, 6,858,811 ..................         96            69
      Additional paid-in capital.....................    211,781       153,305
      Net unrealized appreciation (depreciation)
      of investments ................................    (7,340)         5,219
      Foreign currency translation adjustment........         48             9
      Retained earnings (deficit)....................      7,829       (6,120)
                                                           -----       ------
          Total common stockholders' equity .........    212,414       152,482
                                                         -------       -------
          Total liabilities and stockholders' equity. $1,184,624    $1,132,838
                                                      ==========    ==========


            See notes to condensed consolidated financial statements.

                   CHARTWELL RE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                  (Dollars in Thousands, except share amounts)
                                   (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1996     1995       1996     1995
                                         -------- --------  --------  --------
REVENUES:
  Premiums earned......................   $47,982  $25,988  $153,186   $87,355
  Net investment income................    11,791    5,375    33,369    14,743
  Net realized capital gains ..........        81      304     1,002     1,707
  Service and other revenue............     1,842      265     5,068       796
                                           ------   ------   -------    ------
    Total revenues.....................    61,696   31,932   192,625   104,601
                                           ------   ------   -------   -------


LOSSES AND EXPENSES INCURRED:
  Loss and loss adjustment expenses        34,579   18,899   110,593    63,712
  Policy acquisition costs.............    11,566    6,353    37,511    20,598
  Other expenses.......................     4,697    2,644    13,659     7,846
  Interest and amortization............     2,253    1,996     7,456     5,750
                                           ------   ------   -------    ------
    Total losses and expenses incurred.    53,095   29,892   169,219    97,906
                                           ------   ------   -------    ------

Income before income taxes and
   extraordinary item..................     8,601    2,040   23,406      6,695
Income tax.............................     2,590      577    6,817      2,152
                                           ------   ------   ------     ------
Net income before extraordinary item...     6,011    1,463   16,589      4,543
Extraordinary item, net of income tax..                      (1,874)
                                           ------   ------   ------     ------
Net income.............................    $6,011   $1,463  $14,715     $4,543
                                           ======   ======  =======     ======

Per Share Data:
Net income before extraordinary item...     $0.63    $0.39   $1.86       $1.21
Extraordinary item, net of income tax..                      (0.21)
                                            -----    -----   ------     ------

Net income.............................     $0.63    $0.39    $1.65      $1.21
                                            =====    =====    =====      =====

Weighted average number of common
   shares outstanding ................. 9,583,811 3,755,312 8,914,552 3,755,312
                                        ========= ========= ========= =========


            See notes to condensed consolidated financial statements.

                    CHARTWELL RE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)
                                                          Nine Months Ended
                                                            1996       1995
                                                        ----------  ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net premiums collected.............................. $145,426     $59,154
    Ceded premiums paid.................................  (57,936)     (3,306)
    Net losses & LAE....................................  (96,906)    (33,113)
    Overhead expenses...................................  (11,984)     (7,769)
    Service and other revenue...........................    5,068         796
    Net income taxes (paid)/recovered...................   (2,548)     (2,043)
    Interest received on investments....................   32,815      14,712
    Interest paid.......................................   (7,662)     (7,220)
    Other, net..........................................      967         227
                                                            -----        ----
        Net cash provided by operating activities.......    7,240      21,438
                                                            -----      ------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Held-to-maturity Securities............   (5,391)     (5,359)
    Purchases of Available-for-sale Securities.......... (326,143)   (237,505)
    Maturities of Held-to-maturity Securities...........      675       3,730
    Maturities of Available-for-sale Securities.........   26,770         830
    Sale of Available-for- sale Securities..............  183,022     204,627
                                                          -------     -------
        Net cash used in investing activities........... (121,067)    (33,677)
                                                          --------    --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from common stock offering.............   58,503
    Redemption of Senior Notes..........................  (28,280)
    Dividends paid......................................     (766)
    Other, net..........................................     (250)       (250)
                                                           ------       ------
        Net cash provided by (used in)
           financing activities ........................   29,207        (250)
                                                           ------      ------

    Effect of exchange rate on cash.....................       39           6
                                                           ------      ------

  Net decrease in cash and cash equivalents.............  (84,581)     12,483
  Cash and cash equivalents at beginning of year........  155,813      37,005
                                                          -------      ------
  Cash and cash equivalents at end of period............  $71,232    $ 24,522
                                                          =======    ========

  RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Net income..........................................  $14,715      $4,543
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Extraordinary item ...............................    1,874
      Net realized capital gains........................   (1,002)     (1,677)
      Deferred policy acquisition costs.................      475      (1,428)
      Deferred income taxes.............................     (645)       (115)
      Unpaid loss and loss adjustment expenses..........   (5,199)     25,562
      Unearned premiums.................................   (5,456)      6,957
      Other reinsurance balances........................      108       3,968
      Reinsurance recoverable...........................   (2,647)      1,047
      Net change in receivables and payables............    7,634     (15,214)
      Other, net........................................   (2,797)     (2,205)
                                                            -----     --------
        Net cash provided by operating activities.......   $7,240     $21,438
                                                           ======     ========

           See notes to condensed consolidated financial statements.

                    CHARTWELL RE CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)


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


NOTE 2 - PUBLIC STOCK OFFERING

         The Company completed a public offering of 2,725,000 shares of common stock at $23.00 per share during the first half of 1996. The net proceeds to the Company were $58.5 million after deduction of underwriting discount and expenses. Of the net proceeds, $48.5 million was contributed to Chartwell Re Holdings Corporation ("Chartwell Holdings") of which $20.0 million was contributed to the statutory surplus of Chartwell Reinsurance Company ("Chartwell Reinsurance") and $28.5 million was used to retire (the "Redemption") 35% of Chartwell Holdings' outstanding 10.25% Senior Notes due 2004 (the "Senior Notes") plus accrued interest (See Note 3). The remaining funds were retained for general corporate purposes.

NOTE 3 - SENIOR NOTE REDEMPTION

         On April 8, 1996, Chartwell Holdings redeemed 35% of the Senior Notes for approximately $28.3 million including the redemption premium. Due to this early extinguishment of debt, the Company recognized an extraordinary loss of $1.9 million net of applicable income taxes of approximately $1.0 million. This extraordinary charge represents the redemption premium and 35% of the remaining original debt issuance costs relating to the Senior Notes.

NOTE 4 - PRO FORMA DATA

         On December 13, 1995, Piedmont Management Company Inc. ("PMC") was merged with and into the Company (the "Merger"), with the Company as the surviving corporation. The Merger has been accounted for under the purchase method of accounting effective December 31, 1995. The results of operations for the nine months ended September 30, 1996 include the results of PMC's former subsidiary, The Insurance Corporation of New York ("INSCORP") (formerly, The Reinsurance Corporation of New York).

         The following supplementary consolidated income statement information for the Company for the three and nine month periods ended September 30, 1996 assumes the Redemption occurred
                                        5
on January 1, 1995. The information for the three and nine month periods ended September 30, 1995 is presented as though both the Merger and Redemption had occurred on January 1, 1995. The number of shares required to generate the proceeds needed to redeem the debt was 1,316,657 shares. Such shares have been included in the calculation of pro forma net income per common share.


                              (Dollars in Thousands, except share amounts)
                              Three Months Ended          Nine Months Ended
                                September 30,               September 30,
                               1996          1995         1996        1995
                             ---------    ----------   ---------   ----------
Total revenues               $ 61,696     $ 68,911     $ 192,625   $ 216,116
Net income                   $  6,011     $(14,982)    $  17,084   $  (9,780)
Supplementary income per
  common share               $   0.63     $ (1.84)     $    1.85   $   (1.20)

Supplementary weighted
average shares outstanding   9,583,811   8,175,468     9,226,648    8,175,468

         Common stock equivalents were not considered as their inclusion would not have been dilutive.

NOTE 5 - RESERVE INDEMNIFICATION AGREEMENT

         On June 28, 1996, Chartwell received $7.9 million as settlement of the receivable arising from an indemnification agreement (the "Reserve Indemnification") between the Company and its former parent, ReliaStar Financial Corporation ("RLR") (formerly, The NWNL Companies, Inc.). The Reserve Indemnification, which by its terms was scheduled to be settled as of the end of 1996, was settled early by mutual agreement with RLR. The settlement did not affect operating results for the period.

NOTE 6 - NEW ACCOUNTING STANDARD

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

NOTE 7 - PENDING ACQUISITION OF ARCHER GROUP HOLDINGS

         On October 14, 1996, the Company announced that Chartwell Holdings Limited, a newly-formed, indirect wholly-owned subsidiary of the Company, had made a recommended cash offer (the "Offer") of 92.5 pence for each outstanding ordinary share (each, an "Archer Share") of Archer Group Holdings plc, ("Archer"). The Offer values the existing share capital of Archer at approximately 35 million Pounds Sterling ($55.7 million at the exchange rate on October 14, 1996, the date the Offer was announced, excluding approximately $4.7 million of expenses and the cost of purchasing all outstanding Archer management options).

         The Offer, which will be financed from Chartwell's existing resources and a new credit facility, includes a Loan Note alternative whereby Archer stockholders may elect to receive 1 Pound Sterling Loan Note for each 1 Pound Sterling of cash consideration. The Loan Notes, which will be guaranteed by First Union National Bank N.A., will pay interest semi-annually at the rate per annum calculated to be one percent below Sterling LIBOR and will mature in June 2002. The Loan Notes will be transferable, subject to certain restrictions, but will not be listed on any stock exchange.

         On November 5, 1996, the Offer was declared unconditional in all respects, and by the close of business on November 6, 1996, Chartwell owned or had received valid acceptances in respect of 36,982,147 Archer Shares representing approximately 97.5% of the issued share capital of Archer. In accordance with the requirements of U.K. law regarding statutory acquisitions, Chartwell Holdings Limited will be issuing a notice to those Archer shareholders who have not accepted the Offer, which notice shall state that it intends to exercise its rights to acquire all Archer Shares still outstanding at the end of the notice period.

         The Offer remains open until further notice, however, the Loan Note Alternative will close on November 19,1996. It is anticipated that the acquisition of Archer will be consummated by the end of November, 1996.

ITEM 2 - Management's Discussion and Analysis


                    CHARTWELL RE CORPORATION AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                               September 30, 1996
                                   (Unaudited)

Overview

         The condensed consolidated financial statements include the accounts of Chartwell and its principal wholly-owned operating subsidiaries Chartwell Reinsurance, Chartwell Advisers Limited ("Chartwell Advisers") and INSCORP as well as Chartwell Holdings, an intermediate level holding company. Chartwell Reinsurance underwrites treaty reinsurance through reinsurance intermediaries for both property and casualty risks. INSCORP underwrites a book of select specialty property and casualty insurance underwritten through program administrators. Chartwell Advisers is a licensed Lloyd's of London ("Lloyd's") adviser which acts as the exclusive adviser to a non-affiliated company that was formed to underwrite at Lloyd's through a group of wholly-owned subsidiaries that are limited liability corporate members of certain select Lloyd's syndicates.

         On December 13, 1995, Chartwell acquired INSCORP as a result of the Merger.Since the Merger was completed in December 1995, the financial statements for the period ended September 30, 1995 do not include the operations of PMC or INSCORP.


Recent Developments:

         On October 14, 1996, the Company announced that Chartwell Holdings Limited had made an Offer of 92.5 pence for each outstanding Archer Share. The Offer values the existing share capital of Archer at approximately 35 million Pounds Sterling ($55.7 million at the exchange rate on October 14, 1996, the date the Offer was announced, excluding approximately $4.7 million of expenses and the cost of purchasing all outstanding Archer management options).

         The Offer, which will be financed from Chartwell's existing resources and a new credit facility, includes a Loan Note alternative whereby Archer stockholders may elect to receive 1 Pound Sterling Loan Note for each 1 Pound Sterling of cash consideration. The Loan Notes, which will be guaranteed by First Union National Bank N.A., will pay interest semi-annually at the rate per annum calculated to be one percent below Sterling LIBOR and will mature in June 2002. The Loan Notes will be transferable, subject to certain restrictions, but will not be listed on any stock exchange. The maximum amount of Loan Notes to be issued will be limited to 26.3 million Pounds Sterling.

         On November 5, 1996, the Offer was declared unconditional in all respects, and by the close of business on November 6, 1996, Chartwell owned or had received valid acceptances in respect of 36,982,147 Archer Shares representing approximately 97.5% of the issued share capital of Archer. In accordance with the requirements of U.K. law regarding statutory acquisitions, Chartwell Holdings Limited will be issuing a notice to those Archer shareholders who have not accepted the Offer, which notice shall state that it intends to exercise its rights to acquire all Archer Shares still outstanding at the end of the notice period.
                                        8

         The Offer remains open until further notice, however, the Loan Note alternative will close on November 19, 1996. It is anticipated that the acquisition of Archer will be consummated by the end of November, 1996.

         The Company may, from time to time, evaluate other opportunities for the acquisition of books of business or of reinsurance or specialty insurance companies as a going concern, for business combinations with other reinsurance or insurance concerns and for the provision of insurance related advisory services to third parties. There can be no assurance, however, that any such business opportunities will arise.


Results of Operations - Nine Months Ended September 30, 1996 Compared With Nine Months Ended September 30, 1995:

                  Revenues: Total revenues for the nine months ended September 30, 1996 increased 84% to $192.6 million, compared to $104.6 million for the comparable period in 1995. The accompanying table summarizes gross and net premiums written, earned premiums, net investment income, net realized capital gains, service and other revenue and total revenues for the periods indicated:


                                     Nine Months Ended
                                       September 30,
(Dollars in Thousands)              1996         1995
                                 ----------    ---------
Gross premiums written           $ 196,080     $ 95,681
                                 =========     =========
Net premiums written             $ 140,960     $ 92,376
                                 ==========    =========
Earned premiums                  $ 153,186     $  87,355
Net investment income               33,369        14,743
Net realized capital gains           1,002         1,707
Service and other revenue            5,068           796
                                 ---------      --------
Total revenues                   $ 192,625      $104,601
                                 =========      ========


Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the nine months ended September 30, 1996 were $196.1 million, an increase of 105% compared to the same period in 1995. The increase in gross premiums written was attributable to business acquired in the Merger and continued growth with existing and new clients in the Regional and Specialty Accounts client segments. Business emanating from the Merger consisted of: (a) a seasoned book of specialty insurance business which is the basis for the Controlled Source Insurance business, the Company's newest client segment; (b) a marine pool which is included with Chartwell's other marine and aviation business in the Regional Accounts client segment; (c) certain of INSCORP's reinsurance contracts which met Chartwell's underwriting standards and which were renewed in Chartwell Reinsurance and included primarily in the Regional and Specialty Accounts client segments; and (d) certain of INSCORP's reinsurance contracts that were not renewed because they did not meet Chartwell's underwriting standards and which are classified below as "INSCORP Run-off." In addition, premiums in the Regional Accounts client segment increased because of continuing increases in its book of marine and general aviation business. Specialty Accounts gross premiums written for the nine months ended September
30, 1996 increased 46.5% over the prior year primarily due to continued expansion of existing clients and development of new clients. Global Accounts continues to focus on the international market place rather than the large domestic insurance market place where competition continues to stiffen. The distribution of the Company's gross premiums written among its underwriting client segments was as follows:


                                    Nine Months Ended September 30,
                            --------------------------------------------------
(Dollars in Thousands)                1996                     1995
                            ----------------------  --------------------------
Specialty                                $ 65,992                     $ 45,046
Global:
   Domestic                  14,972                  16,729
   International             16,477                  13,145
                          ---------                --------
Subtotal Global                            31,449                       29,874
Regional:
   Property & Casualty       20,681                  13,278
   Marine & Aviation         24,177                   7,483
                          ---------                --------
Subtotal Regional                          44,858                       20,761
Controlled Source                          46,356                           -
INSCORP Run - off                           7,425                           -
                                         --------                     --------
                                         $196,080                     $ 95,681
                                         ========                     ========


           Net premiums written for the first nine months of 1996 increased 53% to $141.0 million, compared to $92.4 million for the same period in 1995. The increase in net premiums written was principally attributable to the reasons described above for the increase in gross premiums written. Net premiums earned for the nine months ended September 30, 1996 were $153.2 million, an increase of $65.8 million or 75% compared to the same period in 1995. The increase in net premiums earned was principally attributable to premium writings by INSCORP.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $110.6 million for the nine months ended September 30, 1996 compared to $63.7 million for the comparable period in 1995. The increase is principally attributable to the increase in earned premiums as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 72.2% for the nine months ended September 30, 1996 from 73.3% recorded for the same period in 1995. The improvement of 1.1 percentage points in the loss and LAE ratio for the nine months ended September 30, 1996 was due to an increase in the amount of proportional business written by the Company, which generally has a lower loss and LAE ratio than excess of loss business but modestly higher commissions.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $37.5 million for the nine months ended September 30, 1996, compared to $20.6 million for the same period in 1995. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 24.5% from 23.6% in 1995. The increase is due both to the INSCORP Run-off and to a modestly higher commission structure, as noted above, for proportional business.

         Other Expenses. Other expenses, which include underwriting and administrative expenses, were $13.7 million for the nine months ended September 30, 1996 compared to $7.8 million for the same period in 1995. Other expenses (excluding expenses associated with non-insurance operatins) expressed as a percentage of net earned premiums decreased by to 7.7% for the nine months ended September 30, 1996 compared to 8.0% for the same period in 1995.

         Net Underwriting Results. The Company incurred an underwriting loss (net premiums earned minus losses, LAE and underwriting expenses, excluding the expenses associated with non-insurance operations) of $6.7 million for the nine months ended September 30, 1996 as compared to an underwriting loss of $4.3 million for the same period in 1995. The combined ratio for the nine months ended September 30, 1996 computed in accordance with generally accepted accounting principles ("GAAP") was 104.4% compared to 104.9% for the same period in 1995. Although the loss ratio component improved to 72.2% for the nine months ended September 30, 1996 from 73.3% recorded for the same period in 1995, the expense ratio increased to 32.2% for the nine months ended September 30, 1996 from the 31.6% recorded for the same period in 1995, for the reasons noted above. On a pro forma basis, as if the Merger occurred on January 1, 1995, the expense ratio decreased to 32.2% for the nine months ended September 30, 1996 compared to 34.0% for the same period in 1995, and the combined ratio decreased to 104.4% for the nine months ended September 30, 1996 compared to 123.8% for the same period in 1995. The pro forma loss and LAE ratio for the nine months ended September 30, 1995 includes a strengthening of INSCORP's net loss reserves of $25.0 million for losses incurred but not reported with respect to INSCORP's business written in prior years. This reserve strengthening, which was undertaken by PMC prior to the Merger, increased the Company's pro forma loss and LAE ratio by 13.9 percentage points for the nine month period.

         Net Investment Income and Net Realized Capital Gains (Losses). Net investment income for the nine months ended September 30, 1996 was $33.4 million, an increase of $18.6 million, or 126%, over the same period in 1995. The improvement reflects the increase in invested assets principally from the net proceeds of Chartwell's public stock offering in the first half of 1996 and continued positive cash flow from operations of $7.2 million offset by a decline in the value of marked-to-market investments of $19.2 million. In addition, on June 28, 1996, the Company received $7.9 million in settlement of a Reserve Indemnification Agreement with ReliaStar Financial Corporation (the "Reserve Indemnification Agreement") which further increased the Company's invested asset base. (See Note 5.) The average annual tax equivalent yield on invested assets before investment expenses increased to 6.78% for the nine months ended September 30, 1996 compared to 6.48% for the same period in 1995.

         The Company realized net capital gains of $1.0 million for the nine months ended September 30, 1996 compared to $1.7 million for the same period in 1995. Both the 1996 and 1995 net capital gains were realized principally to reposition certain sectors of the portfolio and to modify the portfolio to improve credit quality without sacrificing yield.

         Service and Other Revenue. Service and other revenue increased 537% to $5.1 million for the nine months ended September 30, 1996 compared to $0.8 million for the same period in 1995. The improvement reflects increases in advisory fee revenues, equity in the earnings of investee companies acquired in the Merger and development of new non-risk bearing revenue sources.

         Interest and Amortization. Interest and amortization expenses were $7.5 million for the nine months ended September 30, 1996 compared to $5.8 million for the same period in 1995. Interest and amortization on Chartwell Holdings' 10.25% Senior Notes due 2004 (the"Senior Notes") was $4.7 million for the first nine months of 1996 and $5.8 million for the comparable period in 1995. The 1996 amount was reduced due to the redemption of 35% of the principal amount of outstanding Senior Notes on April 8, 1996. Interest expense for the first nine months of 1996 also includes $1.1 million of interest and amortization expense on a $20.0 million bank facility established on the date of Merger and $1.7 million of interest and amortization on the Company's Contingent Interest Notes.

         Income  Before  Income  Taxes  and  Extraordinary   Item. Net income
before income taxes and extraordinary items increased to $23.4 million for the nine months ended September 30, 1996 compared to $6.7 million for the same period in 1995. The increase resulted primarily from the increase in earned premiums, the favorable results in both loss and loss adjustment expense and in other expenses, and from the increases in net investment income and service and other revenue.
                                       11

         Income Tax Expense. The provision for Federal income taxes for the nine months ended September 30, 1996 increased to $6.8 million compared with $2.2 million for the same period in 1995. The effective tax rate decreased to 29.1% for the nine months ended September 30, 1996 as compared to 32.1% for the same period in 1995. The principal factor in the decline below the statutory rate of 35% for both nine month periods was the benefit of investments in tax-advantaged securities which increased in the 1996 period.

         Net Income Before  Extraordinary  Item. Net income before extraordinary item increased to $16.6 million for the nine months ended September 30, 1996 as compared to $4.5 million for the same period in 1995, and on a per share basis, increased 54% to $1.86 from $1.21 reported a year ago. The largest components of this increase were increases in net investment income and service and other revenue as described above. After-tax operating income per share (which excludes net realized capital gains on the sale of investments)for the nine months ended September 30, 1996 increased 96% to $1.78 from $0.91 reported for the same period in 1995.

         Extraordinary Item, Net of Income Tax. The Company recognized a net after-tax extraordinary expense of $1.9 million for the nine months ended September 30, 1996 for the write-off of unamortized debt issuance costs and a redemption premium associated with the redemption of 35% the Senior Notes (See
Note 3.)

         Net Income. The Company realized a net profit of $14.7 million for the nine months ended September 30, 1996 compared with a net profit of $4.5 million for the comparable 1995 period because of the factors discussed above. Net income per share increased 36% to $1.65 for the nine months ended September 30, 1996 from $1.21 per share reported a year ago.


Results of Operations - Three Months Ended September 30, 1996 Compared With Three Months Ended September 30, 1995:

         Revenues: Total revenues for the three months ended September 30, 1996 increased 93% to $61.7 million compared to $31.9 million for the comparable period in 1995. The accompanying table summarizes gross and net premiums written, earned premiums, net investment income, net realized capital gains, service and other revenue and total revenues for the periods indicated:


                                      Three Months Ended
                                         September 30,
(Dollars in Thousands)            1996                 1995
                               ------------        ------------
Gross premiums written          $ 63,613             $ 29,553
                               ============        =============
Net premiums written            $ 45,237             $ 28,095
                               ============        =============
Earned premiums                 $ 47,982             $ 25,988
Net investment income             11,791                5,375
Net realized capital gains            81                  304
Service and other revenue          1,842                  265
                               ------------         ------------
Total revenues                  $  61,696            $ 31,932
                               ============         ============


         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the three months ended September 30, 1996 were $63.6 million, an increase of 115% compared to the 1995 period. The increase in gross premiums written was principally attributable to business acquired in the Merger, as described previously. The distribution of the Company's gross premiums written among its underwriting client segments was as follows:


                                     Three Months Ended September 30,
                             --------------------------------------------
(Dollars in Thousands)              1996                   1995
                             ------------------    ----------------------
Specialty                             $ 23,163                  $ 14,836
Global:
   Domestic                  3,961                   4,814
   International             7,536                   3,783
                            ------                  ------
Subtotal Global                         11,497                     8,597
Regional:
   Property & Casualty       7,383                   3,486
   Marine & Aviation         7,621                   2,634
                            ------                  ------
Subtotal Regional                       15,004                     6,120
Controlled Source                       15,382                        -
INSCORP Run - off                       (1,433)                       -
                                       -------                    ------
                                      $ 63,613                  $ 29,553
                                      ========                  ========

         Net premiums written for the three months ended September 30, 1996 increased 61% to $45.2 million compared to $28.1 million for the same period in 1995. The increase in net premiums written was principally attributable to the reasons described earlier in conjunction with the comparison of the results of operations for the nine month periods. Net premiums earned for the three months ended September 30, 1996 were $48.0 million, an increase of $22.0 million, or 85% compared to the same period in 1995. The increase in net premiums earned was principally attributable to premium writings by INSCORP.


         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and LAE related to the settlement of claims, was $34.6 million for the three months ended September 30,1996 compared to $19.0 million for the same period in 1995. The increase is principally attributable to the increase in earned premiums as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 72.1% for the three months ended September 30, 1996 from 73.1% recorded for the comparable period in 1995. The improvement in the loss and LAE ratio for the three months ended September 30, 1996 was due to an increase in the amount of proportional business written by the Company, which generally has a lower loss and LAE ratio than excess of loss business.

         Policy Acquisition Costs. Policy acquisition costs, primarily commissions paid to ceding companies and brokerage fees paid to intermediaries less commissions received on business ceded to other reinsurers, were $11.6 million for the three months ended September 30, 1996 compared to $6.4 million for the comparable period in 1995. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) decreased to 24.1% for the three months ended September 30, 1996 as compared to 24.4% in 1995.

         Other Expenses. Other expenses, which include underwriting and administrative expenses, were $4.7 million for the three months ended September 30, 1996 compared to $2.6 million for the comparable period in 1995. Other expenses (excluding the expenses associated with non-insurance operations) expressed as a percentage of net earned premiums decreased to 7.9% from 9.0% in 1995 primarily due to the high growth rate in net premiums earned compared with the growth rate in overhead expenses.

         Net Underwriting Results. The Company incurred an underwriting loss (net premiums earned minus losses, LAE and underwriting expenses, excluding expenses associated with non-insurance operations) of $1.9 million for three months ended September 30, 1996 as compared to an underwriting loss of $1.7 million for the comparable period in 1995. The combined ratio for the three months ended September 30, 1996 period computed in accordance with generally accepted accounting principles (GAAP) was 104.1% compared to 106.5% for the comparable period in 1995. The loss ratio component improved to 72.1% for the three months ended September 30, 1996 compared to 73.1% recorded for the same period in 1995, and the expense ratio also improved to 32.0% from 33.4% in 1995 for the reasons noted above. On a pro forma basis, as if the Merger occurred on January 1, 1995, the loss and LAE ratio decreased to 72.1% compared to 126.9%, the expense ratio increased to 32.0% compared to 31.3%, and the combined ratio decreased to 104.1% compared to 158.2% for 1995. The pro forma loss and LAE ratio for the three months ended September 30, 1995 includes a strengthening of INSCORP's net loss reserves of $25.0 million representing a strengthening in reserves for losses incurred but not reported with respect to INSCORP's business written in prior years. This reserve stregnthening, which was undertaken by PMC prior to the Merger, increased the Company's pro forma loss and loss adjustment expense ratio by 44.3 percentage points for the three month period.

         Net Investment Income and Net Realized Capital Gains (Losses). Net investment income for the three months ended September 30, 1996 was $11.8 million, an increase of $6.4 million, or 119% over the comparable period in 1995. The improvement reflects the increase in invested assets, principally from the net proceeds of Chartwell's public stock offering in the first half of 1996 and the funds received in final settlement of the Reserve Indemnification Agreement at the end of the previous quarter. The average annual tax equivalent yield on invested assets, before investment expenses, increased to 6.90% for the three months ended September 30, 1996 period compared to 6.40% for the comparable period in 1995.

         The Company realized only $81,000 of net capital gains in the three months ended September 30, 1996 compared to $0.3 million for the same period in 1995. Trading during the 1995 period was executed principally to reposition certain sectors of the portfolio and to improve credit quality without sacrificing yield.

         Service and Other Revenue. Service and other revenue for the three months ended September 30, 1996 was $1.8 million, an increase of $1.6 million compared to the same period in 1995. The improvement reflects increases in advisory fee revenues, equity in the earnings of investee companies acquired in the Merger and development of new non-risk bearing revenue sources.

         Interest and Amortization. Interest and amortization expenses were $2.3 million for the three months ended September 30, 1996 compared to $2.0 million in the same period in 1995 . Interest and amortization on the Senior Notes decreased to $1.3 million for the three months ended September 30, 1996 compared to $2.0 million for the same period in 1995 because of the redemption of 35% of the principal amount of the Senior Notes on April 8, 1996. Interest expense for 1996 also includes $0.4 million of interest & amortization on a $20.0 million bank facility established on the date of Merger and $0.6 million of interest and amortization on the Company's Contingent Interest Notes.

         Income Before Income Taxes. Net income before income taxes increased to $8.6 million for the three months ended September 30, 1996 from $2.0 million in the same period in 1995. The increase resulted primarily from the increase in earned premiums, the favorable results in both loss and loss adjustment expenses and in other underwriting expenses, and the increase in both net investment income and service and other revenue.

         Income Tax Expense. The provision for Federal income taxes for the three months ended September 30, 1996 increased to $2.6 million compared with $0.6 million for the same period in 1995. The effective tax rates were 30.1% and 28.3% for the three month periods 1996 and 1995, respectively. The principal factor in the decline below the statutory rate of 35% for both periods was the benefit of investments in tax-advantaged securities. While the non-taxable investment income increased in absolute dollars in the 1996 period, it decreased as a percent of income before income taxes.

         Net Income. Net income increased to $6.0 million for the three months ended September 30, 1996 from $1.5 million in the comparable 1995 period. Net income per share increased 62% to $0.63 for the 1996 period from $0.39 per share reported a year ago. The largest components of this increase were increases in net investment income and increased service and other revenue as described above. After-tax operating income per share (which excludes net realized capital gains on the sale of investments) for the 1996 period increased 82% to $0.62 from $0.34 reported for the preceding year.


Liquidity and Capital Resources:

           As a holding company, Chartwell's assets consist primarily of the stock of its indirect subsidiaries, Chartwell Reinsurance, INSCORP and Chartwell Advisers, each of which is owned directly or indirectly by Chartwell Holdings. Chartwell's cash flow therefore depends largely on dividends and other payments from Chartwell Holdings, and in turn Chartwell Holdings' cash flow depends largely on dividends and tax sharing payments from Chartwell Reinsurance. Chartwell Reinsurance's sources of funds consist primarily of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses. Chartwell Reinsurance's ability to pay cash dividends to the Company is restricted by law or subject to approval of the insurance regulatory authority of Minnesota, Chartwell Reinsurance's state of domicile. The Minnesota authority recognizes only statutory accounting practices for the ability of an insurer to pay dividends to its shareholders.

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

         At the August 1, 1996 Board of Directors meeting of the Company, the Board declared a quarterly cash dividend payment of $0.04 per share payable to stockholders of record as of August 16, 1996. The dividend was paid on August 30, 1996. At the November 6, 1996 Board of Directors meeting, the Board declared a quarterly cash dividend payment of $0.04 per share payable on December 4, 1996 to stockholders of record as of November 20, 1996.

         In addition to the sources of funds described above, financing activities have also been a source of liquidity for Chartwell and its subsidiaries. In the first half of 1996, the Company completed a public offering of 2,725,000 shares of common stock at $23.00 per share. The net proceeds to the Company were $58.5 million after deduction of underwriting discount and expenses. Of the net proceeds, $48.5 million was contributed to Chartwell Holdings of which $20.0 million was contributed to the statutory surplus of Chartwell Reinsurance and $28.5 million was used to retire 35% of the Senior Notes due 2004 plus accrued interest (See Note 3). The remaining funds were retained for general corporate purposes. This redemption reduced Chartwell's annual expense for interest and amortization of debt issuance costs under the Senior Notes by $2.8 million per year. As a result of the offering, Standard & Poor's improved its rating with respect to the Senior Notes to BBB- from BB and Moody's improved its rating to Ba1 from Ba2.

         At September 30, 1996, the carrying value of total investments, including cash and cash equivalents, increased by $16.1 million, or 2.3%, to $721.5 million compared to $705.4 million at December 31, 1995. The primary reasons for the increase were (i) the net cash acquired in the public offering and subsequent exercise of the underwriters' over-allotment option of $58.5 million, (ii) positive cash flow from operations of $7.2 million, (iii) net realized capital gains of $1.0 million and (iv) cash flow from certain deposits of $0.5 million, offset by (i) $28.3 million for the retirement of 35% of the Senior Notes plus accrued interest, (ii) the decline in the market value of the investment portfolio of $19.2 million pre-tax, (iii) $2.8 million of amortization of fixed income securities and changes in unrealized foreign currency exchange values on the fixed income portfolio and (iv) $0.8 million of common stock dividends paid. At September 30, 1996, 96% of Chartwell's total investments (including cash and cash equivalents) consisted of fixed income securities, of which 99% were rated "A" or better (or "A-1" for commercial paper) by Moody's. The Company's fixed income securities portfolio at September 30, 1996 was comprised primarily of U.S. Treasury and government agency mortgage pass-through securities, and corporate and municipal bonds.

         Stockholders' equity increased 39% to $212.4 million at September 30, 1996, compared to $152.5 million at December 31, 1995 primarily as a result of the public common stock offering described above as well as record earnings during 1996. GAAP book value per share increased to $22.16 at September 30, 1996 from $21.35 at June 30, 1996 but decreased from $22.23 reported at December 31, 1995 due to the decline in the market value of the Company's fixed income securities portfolio resulting from the increase in market interest rates, offset by earnings for the nine month period. Chartwell's ratio of long-term debt to total capitalization was 24.5% as of September 30, 1996, an improvement from 38.4% at December 31, 1995.

         Statutory surplus of Chartwell Reinsurance increased $41.9 million to $230.0 million, and the statutory surplus of INSCORP increased $17.9 million to $93.4 million, both compared to the amounts at December 31, 1995. Chartwell Reinsurance and INSCORP, the Company's principal operating subsidiaries, are rated A (Excellent) and A- (Excellent), respectively, by A.M. Best Company and both companies are assigned an A- claims paying ability rating by Standard & Poor's.

                   CHARTWELL RE CORPORATION AND SUBSIDIARIES


PART II                    OTHER INFORMATION


         Item 6  - Exhibits and Reports on Form 8-K

          (a) Exhibits

              27 - Financial Data Schedule

          (b) Reports on Form 8-K

               On October 18, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting under Item 5
          - Other Events - the Company's Recommended Cash Offer for all of the issued share capital of Archer Group Holdings, plc.

          (c) Signatures

                   CHARTWELL RE CORPORATION AND SUBSIDIARIES



Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHARTWELL RE CORPORATION
                                     (Registrant)



                                      /s/ Charles E. Meyers
                                      ----------------------------------------
                                      Charles E. Meyers
                                      Duly Authorized Officer and Senior Vice
                                      President and Chief Financial Officer












Dated:  November 14, 1996