Form 10-Q
period 1997-03-31
CHARTWELL RE CORP
filed 1997-05-14
CIK 912047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1997 or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 for the transition
      period from             to                  .
                  -------------   ----------------

For the Quarter Ended March 31, 1997             Commission file number 1-12502
                      ------------                                      -------
                                  -------------


                            Chartwell Re Corporation

             (Exact name of registrant as specified in its charter)
                                  -------------
         Delaware                                            41-1652573
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              Four Stamford Plaza,
                                P. O. Box 120043
                        Stamford, Connecticut 06912-0043
               (Address of principal executive offices) (zip code)
                                  -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock - $.01 par value                                      9,596,753
-----------------------------                                     ------------
       Description of Class                                  Shares Outstanding
                                                             as of May 14, 1997

                            Chartwell Re Corporation

                               Index To Form 10-Q

PART I  FINANCIAL INFORMATION
        Item 1 -                                                          Page
                                                                          ----
        Condensed Consolidated Balance Sheets at March 31, 1997
             and December  31, 1996...............................           1
        Condensed Consolidated Statements of Operations for the three
                month periods ended March 31, 1997 and 1996........          2
        Condensed Consolidated Statements of Cash Flows for the
                three month periods ended March 31, 1997 and 1996...         3
        Notes to Condensed Consolidated Financial Statements.......          4

        Item 2 -
        Management's Discussion and Analysis of Financial Condition
                and Results of Operations..........................          6

PART II OTHER INFORMATION
        Item 6 -
        Exhibits and Reports on Form 8-K ...........................        13
        Signatures .................................................        14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                            CHARTWELL RE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)
                                                         March 31,  December 31,
ASSETS:                                                    1997         1996
                                                        ---------  ------------
Investments:                                           (Unaudited)
  Fixed maturities:
    Held to maturity (market value 1997,
    $38,261; 1996, $36,620).........................   $   38,622     $  36,043
    Available for sale(amortized cost 1997,$604,564;
     1996, $609,368)...............................       590,861       606,621
  Other investments.................................       31,239        30,896
Cash and cash equivalents...........................       48,633        51,134
                                                       ----------     ----------
          Total investments and cash................      709,355       724,694
Accrued investment income...........................        8,683        10,533
Premiums in process of collection...................      103,482        86,351
Reinsurance recoverable: on paid losses.............       28,277        29,767
                         on unpaid losses...........      184,778       172,377
Prepaid reinsurance.................................       29,287        21,733
Goodwill............................................       56,777        59,538
Deferred policy acquisition costs...................       20,365        17,903
Deferred income taxes...............................       49,519        45,318
Deposits............................................       18,300        18,135
Other assets........................................       73,781        71,515
                                                       ----------      ---------
                                                      $ 1,282,604    $1,257,864
                                                      ===========    ===========
LIABILITIES:
Loss and loss adjustment expenses...................  $   758,203    $  747,858
Unearned premiums...................................       96,496        81,599
Contingent interest notes...........................       28,069        27,541
Other reinsurance balances..........................       23,622        15,085
Accrued expenses and other liabilities..............       46,158        52,464
Long term debt......................................      107,730       107,297
                                                          -------       -------
           Total liabilities........................    1,060,278     1,031,844
                                                       ----------    -----------
COMMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                              21            30
                                                       ----------     ----------
COMMON STOCKHOLDERS' EQUITY
  Common stock, par value $0.01 per share; authorized
    20,000,000 shares; shares issued and outstanding
    9,596,753 and 9,583,811 in 1997 and 1996,
    respectively....................................           96            96
  Additional paid-in capital........................      212,024       211,782
  Net unrealized depreciation of investments........      (10,032)       (1,521)
  Foreign currency translation adjustment...........          392         1,914
  Retained earnings.................................       19,825        13,719
                                                       ----------      ---------
          Total common stockholders' equity.........      222,305       225,990
                                                       ----------      ---------
                                                       $1,282,604    $1,257,864
                                                       ==========    ===========

            See notes to condensed consolidated financial statements.

                            CHARTWELL RE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                   (Unaudited)
                                                           Three Month Periods
                                                             Ended March 31,
                                                          ----------------------
                                                         1997            1996
                                                        --------      --------
UNDERWRITING OPERATIONS:
Premiums earned.......................................   $61,785         56,243
Net investment income.................................     9,831         10,393
Net realized capital gains (losses)...................       (20)           832
                                                         -------         ------
    Total revenues....................................    71,596         67,468
                                                         -------         -------
Loss and loss adjustment expenses.....................    42,035         40,942
Policy acquisition costs..............................    17,120         14,176
Other expenses........................................     3,694          4,056
                                                         -------         -------
     Total expenses...................................    62,849         59,174
                                                         -------         -------
Income before taxes - underwriting operations              8,747          8,294
                                                          ------         ------

SERVICE OPERATIONS:
Service and other revenue.............................     7,534            670
Equity in net earnings of investees...................     1,146            886
Net investment income.................................       248              2
                                                         -------         -------
     Total revenues...................................     8,928          1,558
                                                         -------         -------
Amortization of goodwill..............................       517             -
Other expenses........................................     4,878            313
                                                         -------         -------
     Total expenses...................................     5,395            313
                                                         -------         ------
Income before taxes - service operations..............     3,533          1,245
                                                         -------         -------
CORPORATE:
Net investment income.................................       131            284
Net realized capital gains............................        -              89
General and administrative expenses...................       401            110
Interest expense......................................     2,705          2,763
Amortization expense..................................       241            155
                                                          -------        -------
Loss before taxes - corporate.........................    (3,216)        (2,655)
                                                          -------       --------
Consolidated income before taxes......................     9,064          6,884
Income tax expense....................................     2,577          2,050
                                                          -------       --------
Net income............................................  $  6,487      $   4,834
                                                         ==========    =========

Per Share Data:
Income per common share...............................  $   0.68      $    0.64
                                                         ==========   ==========
Weighted average number of common shares
outstanding...........................................   9,596,172     7,581,033
                                                         ==========   ==========

            See notes to condensed consolidated financial statements.

                            CHARTWELL RE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)
                                                         Three Month Periods
                                                           Ended March 31,
                                                     ---------------------------
                                                      1997                 1996
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net premiums collected......................   $ 41,854      $   39,083
        Net losses & loss adjustment expenses.......    (44,091)        (42,995)
        Overhead expenses...........................    (13,398)         (4,301)
        Service and other revenue...................      6,060           1,472
        Net income taxes paid.......................       (612)            (86)
        Interest received on investments............     11,688           9,477
        Interest paid...............................     (3,411)         (3,844)
        Other, net..................................     (3,243)          1,790
                                                       ---------       ---------
             Net cash provided by (used in)
             operating activities...................     (5,153)            596
                                                       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Cost of investments acquired.................   (263,060)       (242,840)
       Proceeds from investment matured or repaid...      7,876           7,163
       Proceeds from investments sold...............    257,300         118,256
                                                       ---------       ---------
             Net cash provided by (used in)
             investing activities...................      2,116        (117,421)
                                                        -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from public stock offering........          -          53,673
     Issuance of long-term debt.....................      1,486               -
     Dividends paid.................................       (383)              -
     Other, net.....................................          -            (250)
                                                       ---------        --------
             Net cash provided by financing
             activities.............................      1,103          53,423
                                                       ---------        --------
                 Effect of exchange rate on cash....       (567)             31
                                                       ---------        --------
Net decrease in cash and cash equivalents...........     (2,501)        (63,371)
Cash and cash equivalents at beginning of year......     51,134         155,813
                                                       ---------        --------
Cash and cash equivalents at end of year............ $   48,633       $  92,442
                                                       =========      ==========
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income...................................... $    6,487       $   4,834
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Net realized capital (gains) losses.......         20            (921)
          Deferred policy acquisition costs.........     (2,462)            863
          Unpaid loss and loss adjustment expenses..     10,345          (1,378)
          Unearned premiums.........................     14,897          (5,108)
          Other reinsurance balances................        981             275
          Reinsurance recoverable...................    (10,911)           (657)
          Net change in receivables and payables....    (26,524)          4,242
          Other, net................................      2,014          (1,554)
                                                       ---------       ---------
                  Net cash provided by (used in)
                  operating activities.............. $   (5,153)      $     596
                                                     ===========      ==========

            See notes to condensed consolidated financial statements.

                            CHARTWELL RE CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim Condensed Consolidated Financial Statements of Chartwell Re Corporation ("Chartwell" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. These interim statements should be read in conjunction with the 1996 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2- PRO FORMA DATA

     On November 19, 1996, the Company acquired (the "Acquisition")100% of the outstanding stock of Archer Group Holdings plc ("Archer Holdings") through its newly formed subsidiary, Chartwell Holdings Limited. The Acquisition has been accounted for under the purchase method of accounting.

         The following pro forma consolidated income statement information for the Company for the three months ended March 31, 1996 is presented as though the Acquisition, the issuance of 2,725,000 common shares through a public offering in March and April of 1996 and the redemption by Chartwell Re Holdings Corporation ("Holdings") of 35% of its outstanding 10.25% Senior Notes (the "Senior Notes") due 2004 had occurred on January 1, 1996.

                                     Three Months Ended     Three Months Ended
                                       March 31, 1997         March 31, 1996
                                           Actual              Pro forma
                                     ------------------     -------------------
                                    (Dollars in thousands, except share amounts)
Total revenues                                    $80,655               $76,438
Net income                                        $ 6,487               $ 5,822
Income per common share                             $0.68                 $0.68
Weighted average shares outstanding             9,596,172             8,513,560
outstanding


         Common stock equivalents were not considered as their inclusion would not have been dilutive.

NOTE 3 - NEW ACCOUNTING STANDARD

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which becomes effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 supersedes APB No. 15 and replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and provides guidance on other computational issues. After the effective date, all prior period EPS data presented shall be restated to conform with the provisions of SFAS No. 128. The implementation of SFAS No. 128 is not expected to have a material impact on the Company's calculation of EPS.

ITEM 2 - Management's Discussion and Analysis


                            CHARTWELL RE CORPORATION
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                 March 31, 1997
                                   (Unaudited)

Overview
         Chartwell Re Corporation ("Chartwell" or the "Company") is a holding company which conducts business through its four principal operating subsidiaries, Chartwell Reinsurance Company ("Chartwell Reinsurance"), The Insurance Corporation of New York ("INSCORP"), Chartwell Advisers Limited ("Chartwell Advisers") and its recently acquired Lloyd's managing agency, Archer Managing Agents Limited ("Archer"). Chartwell Reinsurance was founded in 1979 as a wholly-owned subsidiary of Northwestern National Life Insurance Company ("NWNL"), and in 1989, Chartwell was formed to act as a holding company and the parent of Chartwell Reinsurance.
         Chartwell Reinsurance underwrites treaty reinsurance through reinsurance brokers for casualty and, to a lesser extent, property risks as well as for marine and aviation risks. INSCORP writes property and casualty insurance for specialty program administrators. Archer is one of the largest managing agencies in the Lloyd's marketplace with approximately 380 million pounds sterling of underwriting capacity for the 1997 Year of Account. Chartwell Advisers acts as the exclusive advisor for syndicate selection to New London Capital plc, a non-affiliated publicly traded company formed to underwrite at Lloyd's.
         Chartwell's other subsidiaries include Dakota Specialty Insurance Company ("Dakota Specialty") and Drayton Company Limited. Dakota Specialty is a newly formed subsidiary of Chartwell whose objective is to generate a book of surplus lines insurance. Drayton Company Limited is not currently writing new business, and Chartwell is managing the resolution of Drayton's remaining claims and assets in a controlled winding-up.
         As of March 31, 1997, Chartwell had total assets of almost $1.3 billion and stockholders' equity of $222.3 million. Chartwell Reinsurance is rated "A" (Excellent) by A.M. Best Company, Inc., an independent rating entity serving the insurance industry, and both INSCORP and Dakota Specialty are rated "A-" (Excellent) by A.M. Best. In addition, Chartwell Reinsurance and INSCORP have each been assigned an A- claims paying ability rating by Standard and Poor's, and the 10 1/4% Senior Notes (the "Senior Notes") of Chartwell Re Holdings Corporation, an intermediate level holding company ("Holdings"), are rated BBB-by Standard & Poor's and Ba1 by Moody's, respectively.

Results of Operations - Three Months Ended March 31, 1997 Compared With Three Months Ended March 31, 1996:

         Revenues: Total revenues for the three months ended March 31, 1997 increased 16% to $80.7 million, compared to $69.4 million for the comparable period in 1996. The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                            Three months ended March 31
                                            ---------------------------
                                               1997            1996
                                            ----------        --------
                                                    (in thousands)

Gross premiums written                       $96,676           $68,564
                                             =======           =======
Net premiums written                         $69,912           $49,718
                                             =======           =======
Premiums earned                              $61,785           $56,243
Net investment income                         10,210            10,680
Net realized capital gains (losses)             (20)               921
Service and other revenue                      7,534               670
Equity in net earnings of investees            1,146               886
                                             --------          -------
Total Revenue                                $80,655           $69,400
                                             ========         ========


Underwriting Operations

         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the first quarter 1997 were $96.7 million, an increase of 41% compared to the same period in 1996. These increases reflect the addition of a number of new programs in the Specialty Accounts client segment, principally in the workers compensation line of business, as well as the continued growth of the Controlled Source Insurance Accounts segment. Controlled Source Insurance Accounts grew as a result of the expansion of current programs in response to market opportunities. The distribution of the Company's gross premiums written among its underwriting client segments was as follows:

                              Three Months Ended
                              ------------------
                                   March 31,
                              1997          1996
                              ----          ----
Reinsurance:                     (in thousands)

Specialty                   $47,302       $17,085
                            -------       -------

Global
   Domestic                   4,201         5,038
   International              6,950         3,473
                            -------        ------
                             11,151         8,511
                            -------        ------
 Regional                     4,593         7,162
                            -------        ------
Marine & Aviation            10,988        11,164
                            -------        ------
Total Reinsurance            74,034        43,922

Controlled Source Insurance  22,642        17,177

Run-Off (1)                       -         7,465

     TOTAL                  $96,676       $68,564
                           =========     =========
         (1) The run-off is reinsurance business previously written by The Reinsurance Corporation of New York and not renewed into Chartwell Reinsurance Company.

         Specialty Accounts gross premiums written for the first three months of 1997 increased 177% over the prior year primarily due to a number of new workers compensation programs. Global Accounts continues to focus on the international marketplace and in particular on U. K. business. Gross premiums written in the Regional Accounts client segment decreased 36% for the first three months of 1997 as compared with the same period last year primarily due to the non-renewal of a specific reinsurance contract because the ceding company retained the business after obtaining additional surplus. Marine and Aviation gross premiums written were essentially flat for the three months ended March 31, 1997 as compared with 1996 reflecting the increasing competitive market pressures in the marine market in particular. Gross premiums through March 31, 1997 in the Controlled Source Insurance Accounts client segment increased 32% reflecting the continued growth of existing programs as well as the premiums from a new program added at the end of 1996.
         Net premiums written for the three month period ended March 31, 1997 increased 41% to $69.9 million compared to $49.7 million for the same period in 1996. The increase in net premiums written was principally attributable to the reasons described above for the increase in gross premiums written. Net premiums earned for the three month period ended March 31, 1997 were $61.8 million, an increase of $5.5 million or 9.9% compared to the same period in 1996.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $42.0 million for the three month period ended March 31, 1997, a 2.7% increase compared to $40.9 million for the comparable period in 1996. The increase is principally attributable to the increase in earned premiums as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 68.0% for the three month period ended March 31, 1997 from 72.8% recorded for the same period in 1996. The improvement of 4.8 percentage points in the loss and LAE ratio for the three month period ended March 31, 1997 was a result of the positive contributions of the new workers compensation programs as well as the benefits of new reinsurance programs and the enhancement of existing reinsurance programs at attractive terms.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $17.1 million for the three month period ended March 31, 1997 compared to $14.2 million for the same period in 1996. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 27.7% from 25.2% in 1996. The increase is due to a modestly higher commission structure for proportional business in general and the workers compensation programs in particular.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $3.7 million for the three month period ended March 31, 1997 compared to $4.1 million for the same period in 1996. Other expenses expressed as a percentage of net earned premiums decreased to 6.0% for the three month period ended March 31, 1997 compared to 7.2% for the same period in 1996.

         Net Underwriting Results. The Company incurred an underwriting loss (net premiums earned minus losses, LAE and underwriting expenses) of $1.1 million for the three month period ended March 31, 1997 as compared to an underwriting loss of $2.9 million for the same period in 1996. The combined ratio for the three month period ended March 31, 1997 computed in accordance with GAAP was 101.7% compared to 105.2% for the same period in 1996. Although the loss ratio component improved to 68.0% for the three month period ended March 31, 1997 from 72.8% recorded for the same period in 1996, the expense ratio increased to 33.7% for the three month period ended March 31, 1997 from the 32.4% recorded for the same period in 1996, for the reasons noted above.

Service Operations
         Revenue from service operations increased to $8.9 million for the three month period ended March 31, 1997 compared to $1.6 million for the same period in 1996. The improvement is due principally to the revenues from Archer as well as increases in advisory fee revenues, equity in the net earnings of investee companies and development of new fee-based revenue sources during the quarter.

Corporate Operations
         Interest and Amortization. Interest and amortization expenses were $2.9 million for the three month periods ended March 31, 1997 and 1996. Interest and amortization on the Senior Notes was $1.3 million for the three month period ended March 31, 1997 and $2.0 million for the comparable period in 1996. The 1997 amount was reduced due to the redemption of 35% of the principal amount of outstanding Senior Notes on April 8, 1996. Interest expense for the three month period ended March 31, 1997 also included $0.4 million of interest and amortization expense on a $20.0 million bank facility, $0.6 million of interest and amortization on the Company's CI Notes and $0.6 million of interest and amortization related to the acquisition of Archer.

Consolidated
         Net Investment Income and Net Realized Capital Gains (Losses). Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains and losses, for the three month period ended March 31, 1997 was $7.3 million, compared to $7.1 million for the same period in 1996. The carrying value of the Company's invested assets decreased to $709.4 million at March 31, 1997 from $724.7 million at December 31, 1996 primarily due to the decline in market value of fixed income securities. The average annual tax equivalent yield on invested assets before investment expenses increased to 6.34% for the first three months of 1997 compared to 6.14% for the same period in 1996.
         The Company realized net capital losses of $20,000 for the first three months of 1997 compared to net capital gains of $0.9 million for the same period in 1996. The 1996 net capital gains were realized principally to reposition certain sectors of the portfolio and to modify the portfolio to improve credit quality without sacrificing yield.

         Income Before Income Taxes. Net income before income taxes increased to $9.1 million for the three month period ended March 31, 1997 compared to $6.9 million for the same period in 1996. The increase resulted primarily from the increase in earned premiums, the favorable results in both loss and loss adjustment expense and in other expenses, and from the increases in service and other revenue.

         Income Tax Expense. The provision for Federal income taxes for the three month period ended March 31, 1997 increased to $2.6 million compared with $2.1 million for the same period in 1996. The effective tax rate was 28.4% and 29.8% for the three month periods ended March 31, 1997 and 1996, respectively. The principal factor in the decline below the statutory rate of 35% for both periods was the benefit of investments in tax-advantaged securities.

         Net Income. The Company realized a net profit of $6.5 million for the three month period ended March 31, 1997 compared with a net profit of $4.8 million for the comparable 1996 period because of the factors discussed above. Net income per share increased 6% to $0.68 for the three month period ended March 31, 1997 from $0.64 per share reported a year ago.

Liquidity and Capital Resources
         As a holding company, Chartwell's assets consist primarily of the stock of its direct and indirect subsidiaries, Chartwell Reinsurance, INSCORP, Archer, and Chartwell Advisers. Chartwell's cash flow, therefore, depends largely on dividends and other payments from Holdings, and in turn Holdings' cash flow depends largely on interest, dividends and tax sharing payments from Chartwell Reinsurance. Chartwell Reinsurance's sources of funds consist primarily of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses. Chartwell Reinsurance's ability to pay cash dividends to the Company is restricted by law or subject to approval of the insurance regulatory authority of Minnesota, Chartwell Reinsurance's state of domicile. The Minnesota authority recognizes only statutory accounting practices for the ability of an insurer to pay dividends to its stockholders.
         On February 5, 1997, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share, which was paid on March 5, 1997 to stockholders of record as of February 19, 1997. On May 2, 1997, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share, payable on June 3, 1997 to stockholders of record as of May 20, 1997.
         At March 31, 1997, the carrying value of total investments, including cash and cash equivalents, decreased by $15.3 million, or 2.1%, to $709.4 million compared to $724.7 million at December 31, 1996. The primary reasons for the decrease were (i) negative cash flow from operations of $5.2 million, and
(ii) the decline in the market value of the investment portfolio of $13.3 million pre-tax offset by (iii) $2.1 million of miscellaneous sources of cash.
         At March 31, 1997, 95.6% of Chartwell's total investments (including cash and cash equivalents) consisted of fixed income securities, of which 95.2% were rated "A" or better (or "A-1" for commercial paper) by Moody's. While uncertainties exist regarding interest rates and inflation, Chartwell attempts to minimize such risks and exposures by balancing the duration of reinsurance liabilities with the duration of assets in its investment portfolio. The current market value of Chartwell's fixed maturity investments is not necessarily indicative of their future valuation. Chartwell does not have any investments in real estate or high-yield bonds and does not have any non-income producing fixed income investments. The Company's fixed income securities portfolio at March 31, 1997 was comprised primarily of U.S. Treasury and government agency, mortgage pass-through securities, and corporate and municipal bonds.
         Stockholders' equity decreased 1.6% to $222.3 million at March 31, 1997 from $226.0 million at December 31, 1996. GAAP book value per share decreased to $23.16 at March 31, 1997 from $23.58 at December 31, 1996. These decreases are principally attributable to the decline in market value of fixed income securities, which resulted from an increase in interest rates during the period. Chartwell's ratio of long-term debt to total capitalization (exclusive of the Contingent Interest Notes) increased to 32.6% at March 31, 1997 from 32.2% at December 31, 1996.

         Statutory policyholders' surplus of Chartwell Reinsurance Company increased to $240.5 million at March 31, 1997 from $238.3 million at December 31, 1996.
         In connection with the November 1996 acquisition of Archer, Holdings entered into new credit facilities with First Union National Bank, N.A. (the "First Union Credit Facility"). The new credit facilities provide term loans of approximately $50 million (a portion of which is denominated in pounds sterling) and a $25.0 million revolving credit facility (subsequently increased to $35.0 million).
         At March 31, 1997, $45.2 million was outstanding under the First Union Credit Facility. In addition, at March 31, 1997, $9.2 million was used to guarantee the loan notes and $20.3 million was used to secure letters of credit.
         Chartwell is largely dependent upon receipt of dividends and other statutorily permissible payments from Holdings to meet its obligations and to pay dividends on the Common Stock. Holdings is in turn largely dependent on interest, dividends and other payments from its subsidiaries to meet its obligations, including the obligation to pay interest and principal on the Senior Notes and under the new credit facilities. The agreements governing the foregoing debt obligations significantly restrict the ability of Holdings to make dividend and other payments to Chartwell. Further, dividend payments by Chartwell Reinsurance and INSCORP are subject to limits under the laws of the States of Minnesota and New York, respectively. Under the applicable provisions of the insurance holding company laws of the State of Minnesota, Chartwell
Reinsurance may, upon five days notice to the Commissioner following the declaration of dividends to stockholders, and upon at least ten days notice to the Commissioner prior to dividend payments, pay dividends to Holdings without the approval of the Commissioner, unless such dividends, together with other dividends paid within the preceding twelve months, exceed the greater of (i) 10% of Chartwell Reinsurance's policyholders' surplus as of the end of the prior calendar year or (ii) Chartwell Reinsurance's statutory net income, excluding realized capital gains, for the prior calendar year. Any dividend in excess of the amount determined pursuant to the foregoing formula would be characterized as an "extraordinary dividend" requiring the prior approval of the Commissioner. In any case, the maximum amount of dividends Chartwell Reinsurance may pay is limited to its earned surplus, also known as unassigned funds. As of December 31, 1996, Chartwell Reinsurance reported unassigned funds in the amount of $54.5 million. Up to $23.8 million is available under the foregoing formula for the payment of dividends by Chartwell Reinsurance without regulatory approval in 1997. Chartwell Reinsurance paid Chartwell no dividends in the first quarter of 1997. Under New York law, which is applicable to INSCORP, the maximum ordinary dividend payable in any twelve month period without the approval of the Superintendent may not exceed the lesser of (a) 10% of policyholders surplus as shown on the company's last annual statement or any more recent quarterly statement or (b) the company's adjusted net investment income. Adjusted net investment income is defined as net investment income for the twelve months preceding the declaration of the dividend plus the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. In any case, New York law permits the payment of an ordinary dividend by an insurer or reinsurer only out of earned surplus. Moreover, notwithstanding the receipt of any dividend from INSCORP, Chartwell Reinsurance may make dividend payments to Holdings only to the extent permitted under the Minnesota provisions described above.

         In addition to the foregoing limitation, the New York Insurance Department, as is its practice in any change of control situation, has required Chartwell to commit to preclude the acquired New York-domiciled insurer, INSCORP, from paying any dividends for two years after the change of control without prior regulatory approval. This two year period ends in December 1997.
         The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, beyond the limits described in the preceding paragraph, the
Commissioner and Superintendent have discretion to limit the payment of dividends by insurance companies domiciled in Minnesota and New York, respectively.

CHARTWELL RE CORPORATION

PART II  OTHER INFORMATION


         Item 6  -    Exhibits and Reports on Form 8-K

                      (a) Exhibits

                           27 - Financial Data Schedule

                      (b) Reports on Form 8-K

                           None.

                      (c) Signatures

CHARTWELL RE CORPORATION


Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CHARTWELL RE CORPORATION
                                            (Registrant)


                                     /S/ Charles E. Meyers
                                     ------------------------------------------
                                                  Charles E. Meyers
                                      Duly Authorized Officer and Senior Vice
                                      President and Chief Financial Officer












Dated:  May 14, 1997