Form 10-Q
period 1997-09-30
CHARTWELL RE CORP
filed 1997-11-12
CIK 912047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 1997 or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 for the transition
         period from                to                  .
                     -------------      ----------------

For the Quarter Ended September 30, 1997         Commission file number 1-12502
                      ------------------                                --------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock - $.01 par value                               9,604,600
-----------------------------                             ------------
     Description of Class                              Shares Outstanding
                                                       as of  November 11, 1997

                            Chartwell Re Corporation

                               Index To Form 10-Q

PART I  FINANCIAL INFORMATION
        Item 1 -                                                           Page
                                                                           ----

        Condensed Consolidated Balance Sheets
          at September 30, 1997 and December  31, 1996...................    1
        Condensed Consolidated Statements of Operations for
          the three and nine months ended September 30, 1997
          and 1996 ......................................................    2
        Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 1997 and 1996..............    3
        Notes to Condensed Consolidated Financial Statements.............    4

        Item 2 -
        Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    6

PART II..OTHER INFORMATION
        Item 6 -
        Exhibits and Reports on Form 8-K ................................   16
        Signatures ......................................................   17

                            CHARTWELL RE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                              September 30,         December 31,
ASSETS:                                           1997                  1996
                                             ---------------      --------------
Investments:                                   (Unaudited)
  Fixed maturities:
  Held to maturity (market value 1997,
     $37,336; 1996, $36,620).................    $ 36,521              $ 36,043
  Available for sale (amortized cost 1997,
     $629,653; 1996, $609,368)...............     634,553               606,621
Other investments............................      37,921                30,896
Cash and cash equivalents....................      35,471                51,134
                                                 --------               --------
          Total investments and cash.........     744,466               724,694
Accrued investment income....................       9,401                10,533
Premiums in process of collection............     129,251                86,351
Reinsurance recoverable: on paid losses......      27,721                29,767
                         on unpaid losses....     179,453               172,377
Prepaid reinsurance..........................      35,557                21,733
Goodwill.....................................      55,156                59,538
Deferred policy acquisition costs............      27,689                17,903
Deferred income taxes........................      43,834                45,318
Deposits.....................................      18,883                18,135
Other assets.................................      75,579                71,515
                                                 --------               --------
                                              $ 1,346,990           $ 1,257,864
                                              ============          ===========

LIABILITIES:
Loss and loss adjustment expenses...........    $ 765,903             $ 747,858
Unearned premiums...........................      120,876                81,599
Contingent interest notes...................       29,195                27,541
Other reinsurance balances..................       32,111                15,085
Accrued expenses and other liabilities......       43,088                52,464
Long term debt..............................      107,525               107,297
                                                 --------              ---------
           Total liabilities................    1,098,698             1,031,844
                                                ----------            ----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST...........................           28                    30
                                                 --------              ---------
COMMON STOCKHOLDERS' EQUITY
  Common stock, par value $0.01 per share;
   authorized 20,000,000 shares; shares
   issued and outstanding 9,604,400
   and 9,583,811 in 1997 and 1996,
   respectively.............................           96                    96
  Preferred stock, par value $1.00 per share,
   authorized 5,000,000 shares..............            -                     -
  Additional paid-in capital................      211,782               211,782
  Net unrealized appreciation (depreciation
   of investments...........................        3,827                (1,521)
  Foreign currency translation adjustment...         (189)                1,914
  Retained earnings.........................       32,748                13,719
                                                  --------              --------
       Total common stockholders' equity....      248,264               225,990
                                                  --------              --------
                                              $ 1,346,990           $ 1,257,864
                                               ============          ===========

            See notes to condensed consolidated financial statements.

                            CHARTWELL RE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                   (Unaudited)
                                         Three Months            Nine Months
                                     Ended September 30,     Ended September 30,
                                     --------------------    -------------------
                                       1997       1996          1997       1996
                                     ---------  ---------      -------   -------
UNDERWRITING OPERATIONS:
Premiums earned......................$  59,002  $ 47,982    $ 194,677  $ 153,186
Net investment income................   10,665    11,570       31,289     32,591
Net realized capital gains...........      112        97           63        950
                                        --------  -------    --------   --------
    Total revenues...................   69,779    59,649      226,029    186,727
                                        --------  -------    --------   --------
Loss and loss adjustment expenses....   36,454    34,579      128,299    110,593
Policy acquisition costs.............   19,088    11,566       56,660     37,511
Other expenses.......................    4,525     3,753       12,752     11,757
                                        --------  -------    --------   --------
     Total expenses..................   60,067    49,898      197,711    159,861
                                        --------  -------    --------   --------
Income before taxes -
  underwriting operations............    9,712     9,751       28,318     26,866
                                        --------  -------    --------   --------
SERVICE OPERATIONS:
Service and other revenue............    7,076       965       21,510      2,337
Equity in net earnings of investees..    1,097       877        3,273      2,731
Net investment income................      236         1          880          5
                                        -------   -------    --------   --------
     Total revenues..................    8,409     1,843       25,663      5,073
                                        -------   -------    --------   --------
Other expenses.......................    4,184       167       13,710        778
Amortization of goodwill.............      476        -         1,521         -
                                       --------   -------    --------   --------
     Total expenses..................    4,660       167       15,231        778
                                       --------   -------    --------   --------
Income before taxes -service
  operations.........................    3,749     1,676       10,432      4,295
                                       --------   -------    --------   --------
CORPORATE:
Net investment income................       42       220          186        773
Net realized capital gain (losses)...       -        (16)          -          52
General and administrative expenses..      448       777        1,258      1,124
Interest expense.....................    2,957     2,118        8,564      7,024
Amortization expense.................      254       135          653        432
                                       --------   -------    ---------  --------
Loss before taxes - corporate........   (3,617)   (2,826)     (10,289)   (7,755)
                                       --------   -------    ---------  --------

Consolidated income before taxes
   and extraordinary item............    9,844     8,601       28,461     23,406
Income tax expense...................    2,857     2,590        8,282      6,817
                                       --------   -------    ---------  --------
Net income before extraordinary
  item...............................    6,987     6,011       20,179     16,589
Extraordinary item, net of tax.......      -         -            -        1,874
                                      ---------   -------    ---------  --------
Net income..........................   $ 6,987   $ 6,011     $ 20,179     14,715
                                      =========  ========    =========  ========

Per Share Data:
Primary earnings per share:
  Net income before
    extraordinary item..............   $  0.69   $  0.63     $   2.03    $  1.86
  Extraordinary item, net of tax....                                      (0.21)
                                      ---------  --------    --------   --------
  Net income........................   $  0.69   $  0.63     $   2.03    $  1.65
                                      =========  ========    ========   ========
Weighted average common and common
  equivalent shares outstanding.....10,064,542  9,583,811   9,930,711  8,914,552
                                    ==========  =========   =========  =========

Fully-diluted earnings per share:
  Net income before extraordinary
    item............................   $  0.69   $   0.63    $   2.00    $  1.86
  Extraordinary item, net of tax....                                      (0.21)
                                     ----------  ---------   --------   --------
  Net income........................   $  0.69   $   0.63    $   2.00    $ 1.65
                                    ===========  =========   ========   ========
Weighted average common and common
equivalent shares outstanding.......10,125,915  9,583,811  10,110,112  8,914,552
                                    ==========  =========  ==========  =========

            See notes to condensed consolidated financial statements.

                            CHARTWELL RE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)
                                                             Nine Months
                                                          Ended September 30,
                                                    ----------------------------
                                                       1997              1996
                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net premiums collected..................... $ 129,852          $ 87,490
        Net losses and loss adjustment
          expenses paid............................  (117,330)          (96,906)
        Overhead expenses paid.....................   (17,132)          (11,984)
        Service and other revenue, net of
          related expenses.........................    (4,111)            5,068
        Net income taxes paid......................    (6,319)           (2,548)
        Interest received on investments...........    32,739            32,815
        Interest paid..............................    (8,267)           (7,662)
        Other, net.................................      (196)              967
                                                    ----------        ----------
             Net cash provided by operating
                activities.........................     9,236             7,240
                                                     ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Cost of investments acquired................  (204,007)         (331,534)
       Proceeds from investments matured
         or repaid.................................    18,860            27,445
       Proceeds from investments sold..............   161,862           183,022
                                                     --------           -------
           Net cash used in investing activities...   (23,285)         (121,067)
                                                     --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from public stock offering.......       -              58,503
     Redemption of Senior Notes....................       -             (28,280)
     Proceeds from long-term debt..................       812              -
     Dividends paid................................    (1,150)             (766)
     Other, net....................................        -               (250)
                                                     ---------         ---------
            Net cash provided by (used in)
               financing activities................      (338)           29,207
                                                     ---------          --------
                 Effect of exchange rate on cash...    (1,276)               39
                                                     ---------          --------
Net decrease in cash and cash equivalents..........   (15,663)          (84,581)
Cash and cash equivalents at beginning
   of period.......................................    51,134           155,813
                                                      -------           -------
Cash and cash equivalents at end of period.........   $ 35,471         $ 71,232
                                                     =========         ========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
    Net income.....................................   $ 20,179         $ 14,715
    Adjustments to reconcile net income to net
    cash provided by operating activities:
          Extraordinary item.......................        -              1,874
          Equity in net earnings of investees......     (3,273)          (2,731)
          Net realized capital gains...............        (63)          (1,002)
          Deferred policy acquisition costs........     (9,786)             475
          Unpaid loss and loss adjustment expenses.     18,045           (5,199)
          Unearned premiums........................     39,277           (5,456)
          Reinsurance balances.....................      3,198              108
          Reinsurance recoverable..................     (5,030)          (2,467)
          Net change in receivables and payables...    (53,241)           7,634
          Other, net...............................        (70)            (711)
                                                       --------         --------
                  Net cash provided by
                      operating activities.........    $ 9,236          $ 7,240
                                                       ========          =======
            See notes to condensed consolidated financial statements.

                            CHARTWELL RE CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

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

         The following pro forma consolidated income statement information for the Company for the nine months ended September 30, 1996 is presented as though the Acquisition, the issuance of 2,725,000 common shares through a public offering in March and April of 1996 and the redemption by Chartwell Re Holdings Corporation ("Holdings") of 35% of its outstanding 10 1/4% Senior Notes (the "Senior Notes") due 2004 had occurred on January 1, 1996.

                        Three Months   Three Months   Nine Months   Nine Months
                           Ended          Ended          Ended         Ended
                       September 30,  September 30,  September 30, September 30,
                           1997           1996          1997           1996
                          Actual        Pro forma      Actual       Pro forma
                       -------------  -------------  -------------  ------------
   Total revenues          $78,230        $68,734       $251,878        $213,739

   Net income               $6,987         $6,544        $20,179         $18,683

   Primary income per
     common share            $0.69          $0.68          $2.03           $2.02

   Weighted average
     common and common
     equivalent shares
     outstanding        10,064,542      9,583,811      9,930,711       9,226,648


         Common stock equivalents were not considered for the 1996 pro forma data as their inclusion would not have been dilutive.

NOTE 3 - NEW ACCOUNTING STANDARD

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which becomes effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion ("APB") No. 15 and replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and provides guidance on other computational issues. After the effective date, all prior period EPS data presented shall be restated to conform with the provisions of SFAS No. 128. Basic earnings per share and diluted earnings per share, calculated in accordance with SFAS No. 128 are as follows:

                                  Three Months                    Nine Months
                              Ended Sept. 30, 1997          Ended Sept. 30, 1997
                              --------------------          --------------------
Basic earnings per share               $ .73                            $2.10
                                       =====                            =====

Diluted earnings per share             $ .69                            $2.03
                                       =====                            =====

         ITEM 2 - Management's Discussion and Analysis


                            CHARTWELL RE CORPORATION
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                               September 30, 1997
                                   (Unaudited)

Overview
         Chartwell Re Corporation ("Chartwell" or the "Company") is an insurance holding company with global underwriting and service operations which conducts its business in the United States and in the Lloyd's market through its four principal operating subsidiaries, Chartwell Reinsurance Company ("Chartwell Reinsurance"), The Insurance Corporation of New York ("INSCORP"), Archer Managing Agents Limited ("Archer"), and Chartwell Advisers Limited ("Chartwell Advisers"). Chartwell Reinsurance was founded in 1979 as a wholly-owned subsidiary of Northwestern National Life Insurance Company ("NWNL") and, in 1989, Chartwell was formed to act as a holding company and the parent of Chartwell Reinsurance. Chartwell's common stock has been publicly traded since December 1995.
         Chartwell Reinsurance underwrites treaty reinsurance through reinsurance brokers for casualty and, to a lesser extent, property risks as well as for marine and aviation risks. INSCORP writes property and casualty insurance through specialty program administrators. Archer is one of the largest managing agencies in the Lloyd's marketplace with approximately 380 million pounds sterling of underwriting capacity for the 1997 year of account. Chartwell
Advisers acts as the exclusive advisor for syndicate selection to a non-affiliated publicly traded company formed to underwrite at Lloyd's.
         Chartwell's other subsidiaries include Dakota Specialty Insurance Company ("Dakota Specialty") and Drayton Company Limited ("Drayton"). Dakota Specialty is a newly formed subsidiary of Chartwell whose objective is to underwrite business on a non-admitted basis. Drayton is not currently writing new business, and Chartwell is managing the resolution of Drayton's remaining claims and assets in a controlled winding-up.
         As of September 30, 1997, Chartwell had total assets in excess of $1.3 billion and stockholders' equity of $248.3 million. Chartwell Reinsurance is rated "A" (Excellent) by A.M. Best Company, Inc., an independent rating entity serving the insurance industry, and both INSCORP and Dakota Specialty are rated "A-" (Excellent) by A.M. Best. In addition, Chartwell Reinsurance, INSCORP and Dakota Specialty have each been assigned an A- claims paying ability rating by Standard and Poor's. All of Archer's syndicates enjoy the benefit of the newly issued ratings of Lloyd's, which has been rated "A" (Excellent) by A. M. Best and has been assigned an A+ claims paying ability rating by S&P. The 10 1.4% Senior Notes (the "Senior Notes") of Chartwell Re Holdings Corporation, an intermediate level holding company ("Holdings"), are rated BBB- by Standard & Poor's and Ba1 by Moody's, respectively.

Results of Operations - Nine Months Ended September 30, 1997 Compared With Nine Months Ended September 30, 1996:

         Revenues: Total revenues for the nine months ended September 30, 1997 increased 30.8% to $251.9 million, compared to $192.6 million for the comparable period in 1996. The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                               Nine months ended September 30,
                                            ------------------------------------
                                                  1997                  1996
                                              -------------          -----------
                                                        (in thousands)

Gross premiums written                          $298,040              $196,080
                                              ==========             ===========
Net premiums written                            $220,760              $140,960
                                              ==========             ===========
Premiums earned                                 $194,677              $153,186
Net investment income                             32,355                33,369
Net realized capital gains                            63                 1,002
Service and other revenue                         21,510                 2,337
Equity in net earnings of investees                3,273                 2,731
                                              ----------              ----------
Total Revenues                                 $251,878               $192,625
                                              ==========              ==========

Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the nine months ended September 30, 1997 were $298.0 million, an increase of 52.0% compared to the same period in 1996. These increases reflect (i) new programs and products developed with ceding companies in the Specialty Accounts client segment, (ii) the expansion of existing programs and the addition of new programs in the Controlled Source Insurance Accounts segment and (iii) gross premiums written through two dedicated corporate capital vehicles supporting Archer syndicates. The distribution of the Company's gross premiums written among its underwriting client segment was as follows:

                                            Nine months ended
                                              September 30,
                                           ------------------
                                             1997        1996
                                           -------     -------
          Reinsurance:                       (in thousands)
              Specialty                    $132,476     $65,992
                                           --------     -------
              Global
                   Domestic                  13,400      14,972
                   International             12,520      16,477
                                           --------     --------
                                             25,920      31,449
                                            -------     -------
              Regional                       19,728      20,681
                                           --------     -------
              Marine & Aviation              24,480      24,177
                                           --------     -------
          Total Reinsurance                 202,604     142,299

              Controlled Source Insurance    80,930      46,356

              Archer/Oak Dedicated
                  Facilities                 14,506            -
              Run-Off (1)                         -       7,425
                                            -------      --------
                         TOTAL             $298,040    $196,080
                                          ==========   ==========

         (1) The run-off is reinsurance business previously written by The Insurance Corporation of New York and not renewed into Chartwell Reinsurance Company.

         Specialty Accounts gross premiums written for the first nine months of 1997 increased 100.7% over the prior year primarily due to a number of new workers compensation programs. Global Accounts gross premiums written decreased 17.6% for the nine months ended September 30, 1997 compared to September 30, 1996 reflecting the continuation of the soft reinsurance market and increased competition for business. Gross premiums written in the Regional Accounts client segment decreased 4.6% for the first nine months of 1997 as compared with the same period last year primarily resulting from the non-renewal of a specific reinsurance contract due to the ceding company retaining the business after obtaining additional surplus. Marine and Aviation gross premiums increased modestly for the nine months ended September 30, 1997 as compared with 1996 primarily due to increases in the aviation book of business. Gross premiums written through September 30, 1997 in the Controlled Source Insurance Accounts client segment increased 74.6% reflecting the continued growth of existing programs as well as the addition of new programs in the first nine months of the year.
         In addition to underwriting through its five client segments, Chartwell provides capital to syndicates managed by Archer through two dedicated corporate capital vehicles, Oak Dedicated Limited and ADIT One Limited. Through these facilities, Chartwell provides capacity to Archer syndicates totaling $45.0 million for the 1997 year of account. Chartwell's financial statements for the nine months ended September 30, 1997 include $14.5 million of gross premiums written from these facilities.
         Net premiums written for the nine months ended September 30, 1997 increased 56.6% to $220.8 million compared to $141.0 million for the same period in 1996. The increase in net premiums written resulted in large part from the factors described above which generated the increase in gross premiums written. Net premiums earned for the nine months ended September 30, 1997 were $194.7 million, an increase of $41.5 million or 27.1% compared to the same period in 1996.

     Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $128.3 million for the nine months ended September 30, 1997, a 16.0% increase compared to $110.6 million for the comparable period in 1996. The increase is principally attributable to the increase in earned premiums as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 65.9% for the nine months ended September 30, 1997 from 72.2% recorded for the same period in 1996. The improvement of 6.3 percentage points in the loss and LAE ratio for the nine months ended September 30, 1997 was a result of a change in the mix of business as well as the benefits of new reinsurance programs and the enhancement of existing reinsurance programs. In addition, the 1997 results were not materially affected by the run-off of reinsurance programs written by The Insurance Corporation of New York prior to December 1995, a factor which impacted the 1996 results.

     Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $56.7 million for the nine months ended September 30, 1997 compared to $37.5 million for the same period in 1996. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 29.1% from 24.5% in 1996. The increase is due to a change in the Company's mix of business and the effects of increased premiums ceded as well as the cost of the new reinsurance programs.

     Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $12.8 million for the nine months ended September 30, 1997 compared to $11.8 million for the same period in 1996. For the nine months ended September 30, 1997, other expenses include $1.0 million reflecting the Company's share of syndicate expenses related to the Archer dedicated corporate capital vehicles. Other expenses expressed as a percentage of net earned premiums decreased to 6.6% for the nine months ended September 30, 1997 compared to 7.7% for the same period in 1996.

         Net Underwriting Results. The Company incurred an underwriting loss (net premiums earned minus losses, LAE and underwriting expenses) of $3.0 million for the nine months ended September 30, 1997 as compared to an underwriting loss of $6.7 million for the same period in 1996. The combined ratio for the nine months ended September 30, 1997 computed in accordance with GAAP improved to 101.6% compared to 104.4% for the same period in 1996. Although the loss ratio component improved to 65.9% for the nine months ended September 30, 1997 from 72.2% recorded for the same period in 1996, the expense ratio increased to 35.7% for the nine months ended September 30, 1997 from the 32.2% recorded for the same period in 1996, for the reasons noted above.

Service Operations
         Revenue from service operations increased to $25.7 million for the nine months ended September 30, 1997 compared to $5.1 million for the same period in 1996. The increase is due principally to the revenues from Archer as well as increases in advisory fee revenues and equity in the net earnings of investee companies.

Corporate
         Interest and Amortization. Interest and amortization expenses were $9.2 million for the nine months ended September 30, 1997 compared to $7.5 million for the same period in 1996. The 1997 amount includes $2.0 million of interest and amortization related to the acquisition of Archer offset by a reduction in interest expense on the Senior Notes due to the redemption on April 8, 1996 of 35% of the principal amount of outstanding Senior Notes.

Consolidated
         Net Investment Income and Net Realized Capital Gains (Losses). Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains and losses, for the nine months ended September 30, 1997 was $23.0 million, compared to $22.4 million for the same period in 1996. The carrying value of the Company's invested assets increased to $744.5 million at September 30, 1997 from $724.7 million at December 31, 1996 primarily due to the decline in interest rates during this period as well as the positive cash flows from operations. The average annual tax equivalent yield on invested assets after investment expenses increased to 6.54% for the first nine months of 1997 compared to 6.31% for the same period in 1996.

         The Company realized net capital gains of $63,000 for the first nine months of 1997 compared to net capital gains of $1,002,000 for the same period in 1996. The net capital gains were realized principally to reposition certain sectors of the portfolio.

         Income Before Income Taxes. Income before income taxes increased to $28.5 million for the nine months ended September 30, 1997 compared to $23.4 million for the same period in 1996. The increase resulted primarily from the increase in earned premiums, the favorable results in both loss and loss adjustment expense and in other expenses, and from the increases in service and other revenue.

         Income Tax Expense. The provision for Federal income taxes for the nine months ended September 30, 1997 increased to $8.3 million compared with $6.8 million for the same period in 1996. The effective tax rate was 29.1% for the nine months ended September 30, 1997 and 1996. The principal factor in the decline below the statutory rate of 35% for both periods was the benefit of investments in tax-advantaged securities.

         Net Income. The Company realized a net profit of $20.2 million for the nine months ended September 30, 1997 compared with a net profit of $14.7 million for the comparable 1996 period because of the factors discussed above. Net income per share (primary) increased 23.0% to $2.03 for the nine months ended September 30, 1997 from $1.65 per share reported a year ago. The 1996 figures include an extraordinary charge of $1.9 million, or $0.21 per share, attributable to the redemption of 35% of the Senior Notes which occurred on April 8, 1996. Net income per share (primary) for the nine months ended September 30, 1997 reflects the dilutive effect of common share equivalents outstanding at September 30, 1997, which amounted to $.07 per share.

Results of Operations - Three Months Ended September 30, 1997 Compared With Three Months Ended September 30, 1996:

         Revenues: Total revenues for the three months ended September 30, 1997 increased 26.8% to $78.2 million, compared to $61.7 million for the comparable period in 1996. The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                             Three months ended September 30,
                                           -------------------------------------
                                                 1997                  1996
                                           -------------            ------------
                                                        (in thousands)
Gross premiums written                          $104,425               $63,613
                                           =============            ===========
Net premiums written                             $74,498               $45,237
                                           =============            ===========
Premiums earned                                  $59,002               $47,982
Net investment income                             10,943                11,791
Net realized capital gains                           112                    81
Service and other revenue                          7,076                   965
Equity in net earnings of investees                1,097                   877
                                           -------------            -----------
Total Revenues                                   $78,230               $61,696
                                           =============            ===========



     Underwriting Operations Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the third quarter 1997 were $104.4 million, an increase of 64.2% compared to the same period in 1996. These increases reflect (i) new programs and products developed with ceding companies in the Specialty Accounts client segment, (ii) the expansion of existing programs and the addition of new programs in the Controlled Source Insurance
Accounts segment and (iii) gross premiums written through two dedicated corporate capital vehicles supporting Archer syndicates.

     The distribution of the Company's gross premiums written among its underwriting client segments was as follows:

                                                 Three months ended
                                                    September 30,
                                                 -------------------
                                                  1997          1996
                                                 --------    --------
          Reinsurance:                              (in thousands)
              Specialty                          $45,164       $23,163
                                                 --------     --------
              Global
                 Domestic                          6,838         3,961
                 International                     1,664         7,536
                                                 --------      -------
                                                   8,502        11,497
                                                 --------      -------
              Regional                             6,512         7,383
                                                 --------      -------
              Marine & Aviation                    6,320         7,621
                                                 --------      -------
          Total Reinsurance                        66,498       49,664

              Controlled Source Insurance          31,580       15,382

              Archer/Oak Dedicated
                 Facilities                         6,347           -
              Run-Off (1)                               -       (1,433)
                                                 ---------     --------

                         TOTAL                   $104,425      $63,613
                                                 =========     ========
         (1) The run-off is reinsurance business previously written by The Insurance Corporation of New York and not renewed into Chartwell Reinsurance Company.



         Gross premiums written in the Specialty Accounts client segment for the three months ended September 30, 1997 increased 95.0% over the prior year primarily due to a number of new workers compensation programs. Global Accounts gross premiums written decreased 26.1% for the three months ended September 30, 1997 compared to September 30, 1996. Gross premiums written in the Regional Accounts client segment decreased 11.8% for the three months ended September 30, 1997 as compared with the same period last year. Marine and Aviation gross premiums written decreased 17.1% for the three months ended September 30, 1997 as compared with 1996. The decrease in gross premiums written in the Global, Regional and Marine & Aviation client segments is primarily attributable to the continuation of the soft reinsurance market and increased competition for business. Gross premiums written in the Controlled Source Insurance Accounts client segment for the three months ended September 30, 1997 increased 105.3% reflecting the continued growth of existing programs as well as the premiums from new programs. In addition, Chartwell's financial statements for the third quarter of 1997 include $6.3 million of gross premiums written from the dedicated corporate capital vehicles supporting Archer syndicates.
         Net premiums written for the three months ended September 30, 1997 increased 64.7% to $74.5 million compared to $45.2 million for the same period in 1996. The increase in net premiums written resulted, in large part, from the factors described above which generated the increase in gross premiums written. Net premiums earned for the three months ended September 30, 1997 were $59.0 million, an increase of $11.0 million or 23.0% compared to the same period in 1996.

     Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $36.5 million for the three months ended September 30, 1997, a 5.4% increase compared to $34.6 million for the comparable period in 1996. The increase is principally attributable to the increase in earned premiums as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 61.8% for the three months ended September 30, 1997 from 72.1% recorded for the same period in 1996. The improvement of 10.3 percentage points in the loss and LAE ratio for the three months ended September 30, 1997 was a result of a change in the mix of business programs as well as the benefits of new reinsurance programs and the enhancement of existing reinsurance programs. In addition, the 1997 results were not materially affected by the run-off of reinsurance programs written by The Insurance Corporation of New York prior to December 1995, a factor which impacted the 1996 results.

     Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $19.1 million for the three months ended September 30, 1997 compared to $11.6 million for the same period in 1996. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 32.4% from 24.1% in 1996. The increase is due to a change in the Company's mix of business and the effects of increased premiums ceded as well as the cost of the new reinsurance programs.

     Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $4.5 million for the three months ended September 30, 1997 compared to $3.8 million for the same period in 1996. For the three months ended September 30, 1997, other expenses include $322,000 reflecting the Company's share of syndicate expenses related to the Archer dedicated corporate capital vehicles. Other expenses expressed as a percentage of net earned premiums were relatively flat at 7.7% for the three months ended September 30, 1997 compared to 7.8% for the same period in 1996.

         Net Underwriting Results. The Company incurred an underwriting loss (net premiums earned minus losses, LAE and underwriting expenses) of $1.1 million for the three months ended September 30, 1997 as compared to an underwriting loss of $1.9 million for the same period in 1996. The combined ratio for the three months ended September 30, 1997 computed in accordance with GAAP was 101.9% compared to 104.0% for the same period in 1996. Although the loss ratio component improved to 61.8% for the three months ended September 30, 1997 from 72.1% recorded for the same period in 1996, the expense ratio increased to 40.1% for the three months ended September 30, 1997 from the 31.9% recorded for the same period in 1996, for the reasons noted above.

Service Operations
         Revenue from service operations increased to $8.4 million for the three months ended September 30, 1997 compared to $1.8 million for the same period in 1996. The increase is due principally to the revenues from Archer as well as increases in advisory fee revenues and equity in the net earnings of investee companies.

Corporate
         Interest and Amortization. Interest and amortization expenses were $3.2 million for the three months ended September 30, 1997 compared to $2.3 million for the same period in 1996. The increase is primarily due to $650,000 of interest and amortization related to the acquisition of Archer.

Consolidated
         Net Investment Income and Net Realized Capital Gains. Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains, for the three months ended September 30, 1997 was $7.8 million, compared to $8.0 million for the same period in 1996. The carrying value of the Company's invested assets increased to $744.5 million at September 30, 1997 from $724.7 million at December 31, 1996 primarily due to the decline in interest rates during this period as well as the positive cash flows from operations. The average annual tax equivalent yield on invested assets after investment expenses decreased to 6.77% for the third quarter of 1997 compared to 6.88% for the same period in 1996.

         The Company realized net capital gains of $112,000 and $81,000 for the three months ended September 30, 1997 and 1996, respectively.

         Income Before Income Taxes. Income before income taxes increased to $9.8 million for the three months ended September 30, 1997 compared to $8.6 million for the same period in 1996. The increase resulted primarily from the increase in earned premiums, the favorable results in both loss and loss adjustment expense and in other expenses, and from the increases in service and other revenue.

         Income Tax Expense. The provision for Federal income taxes for the three months ended September 30, 1997 increased to $2.9 million compared with $2.6 million for the same period in 1996. The effective tax rate was 29.0% and 30.1% for the three months ended September 30, 1997 and 1996, respectively. The principal factor in the decline below the statutory rate of 35% for both periods was the benefit of investments in tax-advantaged securities.

         Net Income. The Company realized a net profit of $7.0 million for the three months ended September 30, 1997 compared with a net profit of $6.0 million for the comparable 1996 period because of the factors discussed above. Net income per share (primary) increased 9.5% to $0.69 for the three months ended September 30, 1997 from $0.63 per share reported a year ago. Net income per share (primary) for the three months ended September 30, 1997 reflects the dilutive effect of common share equivalents outstanding at September 30, 1997, which amounted to $.04 per share.

     Liquidity and Capital  Resources
     As a holding company, Chartwell's assets consist primarily of the stock of its direct and indirect subsidiaries. Chartwell's cash flow, therefore, depends largely on dividends and other payments from Holdings, and in turn Holdings' cash flow depends largely on interest, dividends and tax sharing payments from Chartwell Reinsurance. Chartwell Reinsurance's sources of funds consist primarily of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses. Chartwell Reinsurance's ability to pay cash dividends to the Company is restricted by law or subject to approval of the insurance regulatory authority of Minnesota, Chartwell Reinsurance's state of domicile. The Minnesota authority recognizes only statutory accounting practices for the ability of an insurer to pay dividends to its stockholders. For the year ending December 31, 1997, Chartwell Reinsurance has the ability to pay dividends aggregating up to $23.8 million without regulatory approval. On November 5, 1997, the Board of Directors of Chartwell Reinsurance declared a $3.0 million dividend payable to Holdings on November 21, 1997. No other dividends have been declared or paid by Chartwell Reinsurance in 1997.

         The Company paid a quarterly cash dividend of $0.04 per share on March 5, 1997, June 3, 1997, and September 2, 1997. On November 5, 1997, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share which is payable on December 3, 1997.
         At September 30, 1997, 94.9% of Chartwell's total investments (including cash and cash equivalents) consisted of fixed income securities, of which 95.5% were rated "A" or better (or "A-1" for commercial paper) by Moody's. While uncertainties exist regarding interest rates and inflation, Chartwell attempts to minimize such risks and exposures by balancing the duration of insurance and reinsurance liabilities with the duration of assets in its investment portfolio. The current market value of Chartwell's fixed maturity investments is not necessarily indicative of their future valuation. Chartwell does not have any investments in real estate or high-yield bonds and does not have any non-income producing fixed income investments. The Company's fixed income securities portfolio at September 30, 1997 was comprised primarily of U.S. Treasury and government agency, mortgage pass-through securities and corporate and municipal bonds.
         Stockholders' equity increased approximately 9.9% to $248.3 million at September 30, 1997 from $226.0 million at December 31, 1996. GAAP book value per share increased to $25.85 at September 30, 1997 from $23.58 at December 31, 1996. Chartwell's ratio of long-term debt to total capitalization (exclusive of the Contingent Interest Notes) improved to 30.2% at September 30, 1997 from 32.2% at December 31, 1996.
         Statutory policyholders' surplus of Chartwell Reinsurance Company increased to $251.3 million at September 30, 1997 from $238.3 million at December 31, 1996.
     In connection with the November 1996 acquisition of Archer, Holdings entered into new credit facilities with First Union National Bank, N. A. (the "First Union Credit Facility"). The new credit facilities provide term loans of approximately $50 million (a portion of which is denominated in pounds sterling) and a $25.0 million revolving credit facility which was subsequently increased to $35.0 million and, effective October 30, 1997, was increased further to $60 million. The Company intends to use the additional funds principally to increase the capacity it provides to Archer syndicates in 1998 through its dedicated corporate capital vehicles.
         At September 30, 1997, $45.0 million was outstanding under the First Union Credit Facility. In addition, at September 30, 1997, $9.3 million was used to guarantee the loan notes and $20.0 million was used to secure letters of credit.
         Chartwell is largely dependent upon receipt of dividends and other statutorily permissible payments from Holdings to meet its obligations and to pay dividends on the Common Stock. Holdings is in turn largely dependent on interest, dividends and other payments from its subsidiaries to meet its obligations, including the obligation to pay interest and principal on the Senior Notes and under the new credit facilities. The agreements governing the foregoing debt obligations significantly restrict the ability of Holdings to make dividend and other payments to Chartwell. Further, dividend payments by Chartwell Reinsurance and INSCORP are subject to limits under the laws of the States of Minnesota and New York, respectively. Under the applicable provisions of the insurance holding company laws of the State of Minnesota, Chartwell
Reinsurance may, upon five days notice to the Commissioner following the declaration of dividends to stockholders, and upon at least ten days notice to the Commissioner prior to dividend payments, pay dividends to Holdings without the approval of the Commissioner, unless such dividends, together with other dividends paid within the preceding twelve months, exceed the greater of (i) 10% of Chartwell Reinsurance's policyholders' surplus as of the end of the prior calendar year or (ii) Chartwell Reinsurance's statutory net income, excluding realized capital gains, for the prior calendar year. Any dividend in excess of the amount determined pursuant to the foregoing formula would be characterized as an "extraordinary dividend" requiring the prior approval of the Commissioner.

In any case, the maximum amount of dividends Chartwell Reinsurance may pay is limited to its earned surplus. Up to $23.8 million is available under the foregoing formula for the payment of dividends by Chartwell Reinsurance without regulatory approval in 1997. On November 5, 1997, the Board of Directors of Chartwell Reinsurance declared a $3.0 million dividend payable to Holdings on November 21, 1997. No other dividends have been declared or paid by Chartwell Reinsurance in 1997. Under New York law, which is applicable to INSCORP, the maximum ordinary dividend payable in any twelve month period without the approval of the Superintendent may not exceed the lesser of (a) 10% of policyholders surplus as shown on the company's last annual statement or any more recent quarterly statement or (b) the Company's adjusted net investment income. Adjusted net investment income is defined as net investment income for the twelve months preceding the declaration of the dividend plus the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-nine months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. In any case, New York law permits the payment of an ordinary dividend by an insurer or reinsurer only out of earned surplus. Moreover, notwithstanding the receipt of any dividend from INSCORP, Chartwell Reinsurance may make dividend payments to Holdings only to the extent permitted under the Minnesota provisions described above.
         In addition to the foregoing limitation, the New York Insurance Department, as is its practice in any change of control situation, has required Chartwell to commit to preclude the acquired New York-domiciled insurer, INSCORP, from paying any dividends for two years after the change of control without prior regulatory approval. This two year period ends in December 1997.
         The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, beyond the limits described in the preceding paragraph, the
Commissioner and Superintendent have discretion to limit the payment of dividends by insurance companies domiciled in Minnesota and New York, respectively.

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


                                      CHARTWELL RE CORPORATION
                                             (Registrant)




                                      /s/Charles E. Meyers
                                      ----------------------------------
                                      Charles E. Meyers
                                      Duly Authorized Officer and Senior
                                      Vice President and Chief Financial Officer






Dated: November 11, 1997