Form 10-Q
period 1998-03-31
CHARTWELL RE CORP
filed 1998-05-14
CIK 912047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998 or

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 for the transition
                                period from to .

For the Quarter Ended March 31, 1998         Commission file number 1-12502
                     --------------                                 -------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock - $.01 par value                               9,625,649
-----------------------------                            ------------
  Description of Class                                  Shares Outstanding
                                                        as of  May 12, 1998

                            Chartwell Re Corporation

                               Index To Form 10-Q

PART I  FINANCIAL INFORMATION
        Item 1 -                                                         Page
                                                                         ----
  Condensed Consolidated Balance Sheets at March 31, 1998 and
  December  31, 1997.....................................................  1
  Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997..........................................  2
  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997...................................  3
  Notes to Condensed Consolidated Financial Statements...................  4

  Item 2 -
  Management's Discussion and Analysis of Financial Condition and
  Results of Operations..................................................  5

PART II..OTHER INFORMATION
        Item 6 -
        Exhibits and Reports on Form 8-K ................................ 10
        Signatures ...................................................... 11

PART I.       FINANCIAL INFORMATION
ITEM 1 -      Financial Statements

                            CHARTWELL RE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)
                                                     March 31,      December 31,
                                                       1998             1997
                                                    -----------     ------------
ASSETS:                                             (Unaudited)
Investments:
  Fixed maturities:
    Held to maturity (market value 1998,
      $37,922;1997, $37,421)........................$   37,008      $    36,630
    Available for sale (amortized cost 1998,
      $646,101; 1997, $645,108).....................   658,616          657,973
  Other investments.................................    42,756           38,043
Cash and cash equivalents...........................    31,728           31,607
                                                      ---------        ---------
          Total investments and cash................   770,108          764,253
Accrued investment income...........................     9,364           10,677
Premiums in process of collection...................   145,372          126,537
Reinsurance recoverable: on paid losses.............    20,702           34,502
                         on unpaid losses...........   235,149          202,593
Prepaid reinsurance.................................    43,585           29,929
Goodwill............................................    61,460           61,006
Deferred policy acquisition costs...................    23,080           26,100
Deferred income taxes...............................    32,730           33,298
Deposits............................................    19,539           19,040
Other assets........................................    71,192           67,549
                                                      ---------        ---------
                                                   $ 1,432,281      $ 1,375,484
                                                   ============      ===========

LIABILITIES:
Loss and loss adjustment expenses...................$  818,949      $   788,240
Unearned premiums...................................   112,598          111,149
Contingent interest notes...........................    30,343           29,747
Other reinsurance balances..........................    42,418           33,723
Accrued expenses and other liabilities..............    49,578           47,967
Long term debt......................................   109,190          104,126
                                                     ----------       ----------
           Total liabilities........................ 1,163,076        1,114,952
                                                     ---------        ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST...................................        35               35
                                                     -----------      ----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share;
   authorized 5,000,000 shares; no shares
   issued or outstanding............................
Common stock, par value $0.01 per share; authorized
   20,000,000 shares; shares issued and outstanding
   9,623,653 and 9,609,799 in 1998 and 1997,
   respectively.....................................        96               96
  Additional paid-in capital........................   212,128          211,864
  Net unrealized appreciation of investments........     9,505            8,741
  Foreign currency translation adjustment...........     1,020              348
  Retained earnings.................................    46,421           39,448
                                                      ----------       ---------
          Total stockholders' equity................   269,170          260,497
                                                      ----------       ---------
                                                   $ 1,432,281      $ 1,375,484
                                                   =============    ============

                 See notes to consolidated financial statements.

                            CHARTWELL RE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except share amounts)
                                   (Unaudited)
                                                         Three Month Periods
                                                           Ended March 31,
                                                    ----------------------------
                                                        1998             1997
                                                    ------------     -----------

UNDERWRITING OPERATIONS:
Premiums earned.................................... $     52,743      $  61,785
Net investment income..............................       11,644          9,831
Net realized capital gains (losses)................           99            (20)
                                                    ------------      ----------
    Total revenues.................................       64,486         71,596
                                                    ------------       ---------
Loss and loss adjustment expenses..................       31,924         42,035
Policy acquisition costs...........................       14,945         17,120
Other expenses.....................................        4,269          3,694
                                                    ------------       ---------
     Total expenses................................       51,138         62,849
                                                    ------------       ---------
Income before taxes - underwriting operations......       13,348          8,747
                                                    ------------       ---------

SERVICE OPERATIONS:
Service and other revenue..........................        3,348          7,534
Equity in net earnings of investees................          748          1,146
Net investment income..............................          208            248
                                                    ------------      ----------
     Total revenues................................        4,304          8,928
                                                    ------------      ----------
Other expenses.....................................        2,686          4,878
Amortization of goodwill...........................          566            517
                                                    ------------      ----------
     Total expenses................................        3,252          5,395
                                                    ------------      ----------
Income before taxes - service operations...........        1,052          3,533
                                                    ------------      ----------
CORPORATE:
Net investment income..............................           40            131
General and administrative expenses................          624            401
Interest expense...................................        3,074          2,705
Amortization expense...............................          305            241
                                                    ------------      ----------
Loss before taxes - corporate......................       (3,963)        (3,216)
                                                    ------------      ----------
Consolidated income before taxes...................       10,437          9,064
Income tax expense.................................        3,070          2,577
                                                    ------------      ----------
Net income......................................... $      7,367      $   6,487
                                                    =============     ==========
Per Share Data:
Basic earnings per share........................... $       0.77      $    0.68
                                                    =============     ==========
Weighted average number of common shares
   outstanding.....................................    9,623,351      9,596,172
                                                    =============     ==========
Diluted earnings per share......................... $       0.73      $    0.66
                                                    ==============    ==========
Weighted average number of common and common
   equivalent shares outstanding...................   10,042,368      9,841,477
                                                    ==============   ===========

                 See notes to consolidated financial statements.

                            CHARTWELL RE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                       Three Month Periods
                                                           Ended March 31,
                                                      --------------------------
                                                           1998          1997
                                                      ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net premiums collected....................... $   33,460     $   41,854
        Net losses and loss adjustment expenses......    (33,772)       (44,091)
        Overhead expenses............................     (9,572)       (13,398)
        Service and other revenue....................        301          6,060
        Net income taxes paid........................       (212)          (612)
        Interest received on investments.............     12,144         11,688
        Interest paid................................     (3,480)        (3,411)
        Other, net...................................        595         (3,243)
                                                      ------------    ----------
           Net cash used in operating activities.....       (536)        (5,153)
                                                      ------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of available for sale securities....    (43,089)       (26,272)
       Maturities of available for sale securities...      4,125          7,876
       Sales of available for sale securities........     35,104         20,512
                                                      ------------    ----------
           Net cash provided by (used in)
           investing activities......................    (3,860)          2,116
                                                      ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt......................     5,045           1,486
     Repayment of long-term debt.....................      (389)              -
     Dividends paid..................................      (394)           (383)
     Other, net......................................       264               -
                                                      ------------    ----------
          Net cash provided by financing activities..     4,526           1,103
                                                      ------------    ----------
          Effect of exchange rate on cash............        (9)           (567)
                                                      ------------    ----------
Net increase (decrease) in cash and
   cash equivalents..................................       121          (2,501)
Cash and cash equivalents at beginning of period.....    31,607          51,134
                                                      ------------    ----------
Cash and cash equivalents at end of period........... $  31,728        $ 48,633
                                                      ============    ==========
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES:
    Net income....................................... $   7,367         $ 6,487
    Adjustments to reconcile net income to net cash
      used in operating activities:
          Equity in net earnings of investees........      (748)         (1,146)
          Net realized capital (gains) losses........       (99)             20
          Contingent interest........................       596             528
          Deferred policy acquisition costs..........     3,020          (2,462)
          Unpaid loss and loss adjustment expenses...    30,709          10,345
          Unearned premiums..........................     1,449          14,897
          Other reinsurance balances.................    (4,961)            981
          Reinsurance recoverable....................   (20,628)        (10,911)
          Net change in receivables and payables.....   (18,648)        (25,378)
          Other, net.................................     1,407           1,486
                                                      -----------     ----------
             Net cash used in operating activities... $    (536)       $ (5,153)
                                                      ===========     ==========

                See notes to consolidated financial statements.

                            CHARTWELL RE CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim Condensed Consolidated Financial Statements of Chartwell Re Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. These interim statements should be read in conjunction with the 1997 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

         Certain account balances from the prior year's presentation have been reclassified to conform to the current year's presentation.

NOTE 2 - NEW ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which became effective for the Company on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

The components of the Company's comprehensive income are net income, changes in foreign currency translation adjustments and changes in unrealized appreciation of investments. Total comprehensive income (loss) for the three month periods ended March 31, 1998 and 1997 was $8,803,000 and ($3,546,000), respectively.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Chartwell Re Corporation
         Chartwell Re Corporation is an insurance holding company with global underwriting and service operations, conducting its business in the United States and in the Lloyd's market through its principal operating subsidiaries, Chartwell Reinsurance Company ("Chartwell Reinsurance"), The Insurance Corporation of New York ("INSCORP") and Archer Group Holdings plc ("Archer"). Chartwell Re Corporation and its subsidiaries are collectively referred to as the Company.

Results of Operations - Three Months Ended March 31, 1998 Compared With Three Months Ended March 31, 1997:

          Revenues: Total revenues for the three months ended March 31, 1998 decreased 14.7% to $68.8 million, compared to $80.7 million for the comparable period in 1997.
           The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:
                                                Three Month Periods
                                                  Ended March 31,
                                     ---------------------------------------
                                            1998                  1997
                                       ---------------         ------------
                                                    (in thousands)

Gross premiums written                       $81,859               $96,676
                                             =======               =======
Net premiums written                         $41,562               $69,912
                                             =======               =======
Premiums earned                              $52,743               $61,785
Net investment income                         11,892                10,210
Net realized capital gains (losses)               99                  (20)
Service and other revenue                      3,348                 7,534
Equity in net earnings of investees              748                 1,146
                                             -------               -------
Total Revenues                               $68,830               $80,655
                                             =======               =======


Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the first quarter of 1998 were $81.9 million, a decrease of 15.3% compared to the same period in 1997. The distribution of the Company's gross premiums written among its business segments was as follows:

                                        Three Month Periods
                                           Ended March 31,
                                      ------------------------
                                          1998          1997    % Change
                                      -----------   ---------   --------
Gross Premiums Written from
     Reinsurance Operations              $44,438      $74,034    -40.0%
Gross Premiums Written from
     Specialty Insurance Operations       37,421       22,642     65.3%
                                         -------      -------

                             Total       $81,859      $96,676    -15.3%
                                         =======      =======

         The decrease in gross premiums written from reinsurance operations is primarily attributable to the non-renewal of several large treaties written in 1997. Certain of the treaties were non-renewed at the Company's option because the price fell below levels at which the Company was willing to write business, and others were not renewed because the ceding companies were directly affected by consolidation activity in the industry. Pro forma for the elimination of these contracts, gross premiums written from reinsurance operations for the three months ended March 31, 1998 were $38.4 million, a decrease of 7.5% from $41.6 million for the same period in 1997.

          Net premiums written for the three months ended March 31, 1998 decreased 40.6% to $41.6 million compared to $69.9 million for the same period in 1997. The decrease in both gross and net premiums written reflects the Company's response to the persistence of intense price competition in the reinsurance operations, offset in part by the continued growth of the Controlled Source Insurance business, which increased 40.6% and 116.3% in gross and net premiums written, respectively, as well as the addition of premiums from the Company's dedicated corporate capital vehicles which participate on syndicates managed by Archer (the "Dedicated Vehicles"), amounting to almost $5.6 million for the first quarter of 1998. Net premiums earned for the three months ended March 31, 1998 were $52.7 million, a decrease of 14.6% compared to $61.8 million for the same period in 1997.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $31.9 million for the three months ended March 31, 1998, a 24.1% decrease compared to $42.0 million for the comparable period in 1997. The decrease is principally attributable to the decrease in net premiums earned noted above and the decrease in the loss ratio noted below. Net losses and LAE expressed as a percentage of net premiums earned (the loss and LAE ratio) improved to 60.5% for the three months ended March 31, 1998 from 68.0% recorded for the same period in 1997. The improvement of 7.5 percentage points in the loss and LAE ratio for the three months ended March 31, 1998 was a result of a change in the mix of business as well as the benefits of new reinsurance programs, including aggregate excess of loss reinsurance treaties, and the enhancement of existing reinsurance programs.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $14.9 million for the three months ended March 31, 1998 compared to $17.1 million for the same period in 1997. Policy acquisition costs expressed as a percentage of net premiums earned (the acquisition expense ratio) increased to 28.3% from 27.7% in the first quarter of 1997. The increase is due to a change in the Company's mix of business.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $4.3 million for the three months ended March 31, 1998 compared to $3.7 million for the same period in 1997. Other expenses expressed as a percentage of net premiums earned increased to 8.1% for the three months ended March 31, 1998 compared to 6.0% for the same period in 1997 reflecting the reduced level of premium volume. In addition, 1998 overhead expenses include a pro rata share of expenses related to participation by the Dedicated Vehicles which, in general, are proportionately greater relative to premium volume than overhead expenses for the Company's other business segments.

         Net Underwriting Results. For the three months ended March 31, 1998 the Company's net underwriting result (net premiums earned minus losses, LAE and underwriting expenses) was $1.6 million compared to a net underwriting loss of $1.1 million for the same period in 1997. The combined ratio for the three months ended March 31, 1998 computed in accordance with generally accepted accounting principles improved to 96.9% compared to 101.7% for the same period in 1997. Although the loss ratio component improved to 60.5% for the three months ended March 31, 1998 from 68.0% recorded for the same period in 1997, the expense ratio increased to 36.4% for the three months ended March 31, 1998 from the 33.7% recorded for the same period in 1997, for the reasons noted above.

Service Operations
         Revenue from service operations decreased to $4.3 million for the three months ended March 31, 1998 compared to $8.9 million for the same period in 1997, principally reflecting a reduction in profit commissions due to declining underwriting profitability at Archer as a result of competitive market conditions at Lloyd's.

Corporate
         Interest and Amortization. Interest and amortization expenses were $3.4 million for the three months ended March 31, 1998 compared to $2.9 million for the same period in 1997. The increase was due principally to fees for letters of credit supporting the Company's corporate capital at Lloyd's, interest on a capital lease entered into in the second quarter of 1997 and an increase in interest rates on debt denominated in pounds sterling.

Consolidated
         Net Investment Income and Net Realized Capital Gains. Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains, for the three months ended March 31, 1998 was $8.4 million, compared to $7.3 million for the same period in 1997. The carrying value of the Company's invested assets and cash increased to $770.1 million at March 31, 1998 from $764.3 million at December 31, 1997 primarily due to the Company's draw-down on its revolving credit facility. The average annual tax equivalent yield on invested assets after investment expenses increased to 6.64% for the first quarter of 1998 compared to 6.34% for the same period in 1997. The Company's pro rata share of investment income from the Dedicated Vehicles is excluded from this calculation because the related invested assets are not included in the Company's consolidated balance sheet.

         The Company realized net capital gains of $99,000 for the quarter ended March 31, 1998 compared to net capital losses of $20,000 for the three months ended March 31, 1997.

         Income Before Income Taxes. Income before income taxes increased to $10.4 million for the three months ended March 31, 1998 compared to $9.1 million for the same period in 1997. The increase resulted primarily from the improvement in net underwriting results discussed above, offset, in part, by the reduction in income from service operations.

         Income Tax Expense. The provision for Federal income taxes for the three months ended March 31, 1998 increased to $3.1 million compared with $2.6 million for the same period in 1997. The effective tax rate was 29.4% and 28.4% for the three months ended March 31, 1998 and 1997, respectively. The principal factor in the decline below the statutory rate of 35% for both periods was the benefit of investments in tax-advantaged securities.

         Net Income. The Company realized a net profit of $7.4 million for the three months ended March 31, 1998 compared with a net profit of $6.5 million for the comparable 1997 period because of the factors discussed above. Diluted earnings per share increased 10.6% to $0.73 for the three months ended March 31, 1998 from $0.66 per share reported a year ago.

Liquidity and Capital Resources
         As a holding company, the Company's assets consist primarily of the stock of its direct and indirect subsidiaries. The Company's cash flow, therefore, depends largely on dividends and other statutorily permissible payments from its operating subsidiaries whose principal sources of funds consist of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses.
          Cash flow used by operations for the first quarter of 1998 was $536,000 compared to $5,153,000 for the three months ended March 31, 1997.
         The Company paid a quarterly cash dividend of $0.04 per share on March 4, 1998. On May 1, 1998, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share which is payable on June 3, 1998.
         Sales of available for sale investments were $35.1 million and $20.5 million for the three months ended March 31, 1998 and 1997, respectively. There was no unusual trading activity in either period.
          The Company's investment portfolio consists primarily of investment-grade fixed maturity debt securities. At March 31, 1998, approximately 92.8% of the bond portfolio was rated A or better ("A-1" for commercial paper) by Moody's. While uncertainties exist regarding interest rates and inflation, the Company attempts to minimize such risks and exposures by balancing the duration of insurance and reinsurance liabilities with the duration of assets in its investment portfolio. The current market value of the Company's fixed maturity investments is not necessarily indicative of their future valuation. The Company does not have any investments in real estate or high-yield bonds and does not have any non-income producing fixed income investments. The Company's fixed income securities portfolio at March 31, 1998 was comprised primarily of U.S. Treasury and government agency, mortgage pass-through securities and corporate and municipal bonds.
         Stockholders' equity increased approximately 3.3% to $269.2 million at March 31, 1998 from $260.5 million at December 31, 1997. GAAP book value per share increased to $27.97 at March 31, 1998 from $27.11 at December 31, 1997.
         The Company's outstanding debt as of March 31, 1998 includes $48.8 million in principal amount of 10 1/4% Senior Notes Due 2004 and $7.7 million (disseminated in pounds sterling) of Loan Notes due June 2002 and $44.3 million under credit facilities agented by First Union National Bank N. A. (the "First Union Credit Facility"). The Loan Notes bear interest at a rate per annum equal to one percent below the Sterling London Interbank Offered Rate. The First Union Credit Facility provides term loans of approximately $50 million (a portion of which is disseminated in pounds sterling) and a $60.0 million revolving credit facility. The Company's ratio of long-term debt to total capitalization at March 31, 1998 was 28.9% (exclusive of its Contingent Interest Notes described below), relatively unchanged from December 31, 1997.
         The agreements governing the foregoing debt obligations significantly restrict the ability of the Company's operating subsidiaries to make dividend and other payments to the Company.
         In addition to the foregoing debt obligations, the Company is the obligor on $1.0 million in principal amount of Contingent Interest Notes due June 30, 2006 (the "CI Notes"). The CI Notes accrue interest at a rate of 8% per annum but do not require interest payments until maturity or earlier redemption. In addition, the CI Notes will entitle the holders thereof to receive at maturity in proportion to the principal amount of the CI Notes held by them, an aggregate of from $10 million up to $55 million in contingent interest based on the performance of a book of reinsurance business acquired by the Company in connection with its merger with Piedmont Management Company Inc. Under certain circumstances, the CI Notes may be settled by delivery of shares of the Company's common stock.
         Dividend payments by the Company's operating subsidiaries are subject to limits under the laws of the States of Minnesota and New York, respectively. Up to $26.3 million is available under the laws of the State of Minnesota for the payment of dividends by Chartwell Reinsurance without regulatory approval in 1998. No dividends have been declared or paid by Chartwell Reinsurance in 1998. Under New York law, the maximum dividend payable by INSCORP to Chartwell Reinsurance in 1998 without regulatory approval is $11.4 million. Moreover, notwithstanding the receipt of any dividend from INSCORP, Chartwell Reinsurance may make dividend payments only to the extent permitted under Minnesota law.
         The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, beyond the limits described in the preceding paragraph, the Minnesota and New York regulators have discretion to limit further the payment of dividends by insurance companies domiciled in their states.

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












Dated: May 12, 1998