Form 10-Q
period 1998-06-30
CHARTWELL RE CORP
filed 1998-08-13
CIK 912047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998 or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 for the transition
         period from                to                  .

For the Quarter Ended June 30, 1998              Commission file number 1-12502
                                                     ---------------------


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

                              Four Stamford Plaza,
                                P. O. Box 120043
                        Stamford, Connecticut 06912-0043
                -------------------------------------------------
               (Address of principal executive offices) (zip code)
                                  -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock - $.01 par value                                  9,626,543
-----------------------------                                ------------
       Description of Class                               Shares Outstanding
                                                          as of  August 12, 1998

                            Chartwell Re Corporation

                               Index To Form 10-Q

PART I  FINANCIAL INFORMATION
                                                                           Page
        Item 1 -                                                           ----
        Condensed Consolidated Balance Sheets at June 30, 1998
          and December  31, 1997.......................................      1
        Condensed Consolidated Statements of Operations for the
          three and six months ended June 30, 1998 and 1997............      2
        Condensed Consolidated Statements of Cash Flows for the
          three and six months ended June 30, 1998 and 1997............      3
        Notes to Condensed Consolidated Financial Statements...........      4

        Item 2 -
        Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................      6

PART II OTHER INFORMATION
        Item 5 - Other Information.....................................     14

        Item 6 - Exhibits and Reports on Form 8-K .....................     15
        Signatures ....................................................     16

PART I.   FINANCIAL INFORMATION
Item 1 -  Financial Statements


                            CHARTWELL RE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)
                                                        June 30,    December 31,
                                                          1998          1997
                                                      ------------   -----------
ASSETS:                                                (Unaudited)
Investments:
  Fixed maturities:
    Held to maturity  (market value 1998, $35,540;
      1997, $37,421)..................................  $   34,495    $   36,630
    Available for sale (amortized cost 1998, $654,074;
      1997, $645,108).................................     671,968       657,973
  Other investments...................................      42,628        38,043
Cash and cash equivalents.............................      26,920        31,607
                                                         -----------   ---------
       Total investments and cash.....................     776,011       764,253
Accrued investment income.............................      10,820        10,677
Premiums in process of collection.....................     163,514       126,537
Reinsurance recoverable: on paid losses...............      23,206        34,502
                         on unpaid losses.............     256,005       202,593
Prepaid reinsurance...................................      44,350        29,929
Goodwill..............................................      60,421        61,006
Deferred policy acquisition costs.....................      24,251        26,100
Deferred income taxes.................................      28,988        33,298
Deposits..............................................      19,729        19,040
Other assets..........................................      69,594        67,549
                                                         -----------   ---------
                                                        $1,476,889    $1,375,484
                                                        ============  ==========

LIABILITIES:
Loss and loss adjustment expenses.....................  $  834,011    $  788,240
Unearned premiums.....................................     117,035       111,149
Contingent interest notes.............................      30,938        29,747
Other reinsurance balances............................      59,600        33,723
Accrued expenses and other liabilities................      48,513        47,967
Long term debt........................................     108,178       104,126
                                                        ------------  ----------
           Total liabilities..........................   1,198,275     1,114,952
                                                        ------------  ----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST.....................................          14            35

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share;
   authorized 5,000,000 shares; no shares issued
   or outstanding.....................................
Common stock, par value $0.01 per share; authorized
   20,000,000 shares; shares issued and outstanding
   9,626,543 and 9,609,799 in 1998 and 1997,
   respectively.......................................          96            96
  Additional paid-in capital..........................      212,128      211,864
  Net unrealized appreciation of investments..........       12,271        8,741
  Foreign currency translation adjustment.............          677          348
  Retained earnings...................................       53,428       39,448
                                                        ------------  ----------
           Total stockholders' equity.................      278,600      260,497
                                                        ------------  ----------
                                                         $1,476,889   $1,375,484
                                                        ============  ==========

                 See notes to consolidated financial statements.


                            CHARTWELL RE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except share amounts)
                                   (Unaudited)

                                       Three Month Periods         Six Month Periods
                                          Ended June 30,              Ended June 30,
                                    ---------------------------    ---------------------
                                       1998            1997          1998        1997
                                    -------------    ----------    ----------  ----------

UNDERWRITING OPERATIONS:
Premiums earned....................... $ 56,430      $ 73,890      $ 109,173   $ 135,675
Net investment income.................   11,996        10,793         23,640      20,624
Net realized capital gains (losses)...      (39)          (29)            60         (49)
                                       ----------    ----------    ----------  ----------
     Total revenues...................   68,387        84,654        132,873     156,250
                                       ----------    ----------    ----------  ----------
Loss and loss adjustment expenses.....   33,914        49,810         65,838      91,845
Policy acquisition costs..............   14,639        20,452         29,584      37,572
Other expenses........................    6,011         4,533         10,280       8,227
                                       ----------    ----------    ----------  ----------
     Total expenses...................   54,564        74,795        105,702     137,644
                                       ----------    ----------    ----------  ----------
Income before taxes -
     underwriting operations..........   13,823         9,859         27,171      18,606
                                       ----------    ----------    ----------  ----------

SERVICE OPERATIONS:
Service and other revenue.............    3,291         6,900          6,639      14,434
Equity in net earnings of investees...    1,323         1,030          2,071       2,176
Net investment income.................      129           396            337         644
                                       ----------    ----------    ----------  ----------
     Total revenues...................    4,743         8,326          9,047      17,254
                                       ----------    ----------    ----------  ----------
Other expenses........................    3,329         4,648          6,015       9,526
Amortization of goodwill..............      569           528          1,135       1,045
                                       ----------    ----------    ----------  ----------
     Total expenses...................    3,898         5,176          7,150      10,571
                                       ----------    ----------    ----------  ----------
Income before taxes -
     service operations...............      845         3,150          1,897        6,683
                                       ----------    ----------    ----------  -----------
CORPORATE:
Net investment income.................       48            13             88          144
General and administrative expenses...      681           409          1,305          810
Interest expense......................    3,000         2,902          6,074        5,607
Amortization expense..................      308           158            613          399
                                       ----------    ----------    ----------  -----------
Loss before taxes - corporate.........   (3,941)       (3,456)        (7,904)      (6,672)
                                       ----------    ----------    ----------  -----------
Consolidated income before taxes......   10,727         9,553         21,164       18,617
Income tax expense....................    3,335         2,848          6,405        5,425
                                       ----------    ----------    ----------  -----------

Net income............................ $  7,392       $ 6,705      $  14,759     $ 13,192
                                       ==========    ==========    ==========  ===========

Per Share Data:
Basic earnings per share..............   $ 0.77        $ 0.70      $    1.53       $ 1.37
                                       ==========    ==========    ==========  ===========
Weighted average number of common
  shares outstanding.................. 9,625,374     9,597,419     9,624,368    9,596,756
                                      ===========   ===========    ==========  ===========
Diluted earnings per share............ $    0.74     $    0.68     $    1.47    $    1.34
                                      ===========   ===========    ==========  ===========
Weighted average number of common
  and common equivalent shares
  outstanding........................  9,986,569     9,840,963     10,014,613    9,841,402
                                      ===========   ===========    ==========  ===========

                 See notes to consolidated financial statements.





                            CHARTWELL RE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)
                                                               Six Month Periods
                                                                 Ended June 30,
                                                           ---------------------
                                                              1998        1997
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net premiums collected..........................   $ 75,548    $ 74,732
        Net losses and loss adjustment expenses paid....    (73,479)    (74,922)
        Overhead expenses...............................    (11,610)    (12,398)
        Service and other revenue, net of
           related expenses.............................     (2,790)      5,654
        Net income taxes paid...........................     (3,316)     (6,312)
        Interest received on investments................     22,531      20,448
        Interest paid...................................     (4,006)     (4,765)
        Other, net......................................      3,918       2,039
                                                           ---------   ---------
           Net cash provided by operating activities....      6,796       4,476
                                                           ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of available for sale securities.......    (74,521)    (76,930)
       Maturities of available for sale securities......      7,725       9,904
       Maturities of held to maturity securities........      1,300           -
       Sales of available for sale securities...........     51,289      43,165
                                                           ---------   ---------
           Net cash used in investing activities........    (14,207)    (23,861)
                                                           ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt.........................      5,045       1,619
     Repayment of long-term debt........................     (1,383)          -
     Dividends paid.....................................       (779)       (766)
     Other, net.........................................        264            -
                                                           ---------   ---------
           Net cash provided by financing activities....      3,147         853
                                                           ---------   ---------
           Effect of exchange rate on cash..............       (423)     (1,059)
                                                           ---------   ---------
Net decrease in cash and cash equivalents...............     (4,687)    (19,591)
Cash and cash equivalents at beginning of period........     31,607      51,134
                                                           ---------   ---------
Cash and cash equivalents at end of period..............   $ 26,920    $ 31,543
                                                           =========   =========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
    Net income..........................................   $ 14,759    $ 13,192
    Adjustments to reconcile net income to net cash
     provided by operating activities:
          Equity in net earnings of investees...........       (865)     (2,176)
          Net realized capital (gains) losses...........        (60)         49
          Contingent interest...........................       1,191      1,056
          Deferred policy acquisition costs.............       1,849     (4,119)
          Unpaid loss and loss adjustment expenses......      45,771     17,940
          Unearned premiums.............................       5,886     22,116
          Other reinsurance balances....................      11,455      2,769
          Reinsurance recoverable.......................     (42,116)   (15,154)
          Net change in receivables and payables........     (38,589)   (31,496)
          Other, net....................................       7,515        299
                                                           ----------  ---------
             Net cash provided by operating activities..    $  6,796    $ 4,476
                                                           ==========  =========

                 See notes to consolidated financial statements.

                            CHARTWELL RE CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

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

         The components of the Company's comprehensive income are net income, changes in foreign currency translation adjustments and changes in unrealized appreciation of investments. Total comprehensive income for the three month periods ended June 30, 1998 and 1997 was $9,815,000 and $14,872,000, respectively. Total comprehensive income for the six month periods ended June 30, 1998 and 1997 was $18,618,000 and $11,326,000, respectively.

NOTE 3 - CONTINGENCIES

          American Eagle--In 1996 and early 1997, the Company entered into certain assumption of liability endorsements ("ALEs") pursuant to an agreement with American Eagle Insurance Company ("American Eagle"), which provided for the assumption of certain policy liabilities by the Company in the event of an insolvency of American Eagle. As part of such arrangements, the Company obtained from American Eagle a trust fund to collateralize any potential obligations arising out of the issuance of the ALEs by the Company. On December 3, 1997, American Eagle was placed in receivership by the Texas Department of Insurance.
                                       4

          On June 16, 1998, the California Insurance Guarantee Association filed suit in the Superior Court of California, County of Los Angeles, against the Company, seeking, among other things, a declaratory judgment that the ALEs covered claims arising prior to the date upon which the ALEs were issued. The Company believes, and has been so advised by counsel handling the case, that it has a number of valid defenses to the litigation pending against it. Such case is, and will continue to be, vigorously defended. However, it is not possible to predict the outcome of such case. Litigation is subject to many uncertainties, and it is possible that such case could be decided or settled unfavorably. In such event, it is possible that the Company's results of operations or financial position could be materially adversely affected.

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

Results of Operations - Six Months Ended June 30, 1998 Compared With Six Months Ended June 30, 1997:

         Revenues: Total revenues for the six months ended June 30, 1998 decreased 18.2% to $142.0 million, compared to $173.6 million for the comparable period in 1997.
     The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                                 Six Month Periods
                                                  Ended June 30,
                                          --------------------------------------
                                                 1998                   1997
                                          ----------------       ---------------
                                                       (in thousands)
Gross premiums written                          $168,665              $193,615
                                          ================       ===============
Net premiums written                            $101,528              $146,262
                                          ================       ===============
Premiums earned                                 $109,173              $135,675
Net investment income                             24,065                21,412
Net realized capital gains (losses)                   60                  (49)
Service and other revenue                          6,639                14,434
Equity in net earnings of investees                2,071                 2,176
                                          ----------------       ---------------
Total Revenues                                  $142,008              $173,648
                                          ================       ===============


Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the first six months of 1998 were $168.7 million, a decrease of 12.9% compared to the same period in 1997. The distribution of the Company's gross premiums written among its business segments was as follows:

                                            Six Month Periods
                                               Ended June 30,          % Change
                                        ----------------------------   ---------
                                              1998          1997
                                        -------------   ------------
Gross Premiums Written from
   Reinsurance Operations                    $84,629      $136,106       -37.8%
Gross Premiums Written from
   Specialty Insurance Operations             84,036        57,509        46.1%
                                        -------------   ------------
                               Total        $168,665      $193,615       -12.9%
                                        =============   ============

         The decrease in gross premiums written from reinsurance operations is primarily attributable to the non-renewal of several large treaties written in 1997. Certain of the treaties were non-renewed at the Company's option because the price fell below levels at which the Company was willing to write business, and others were not renewed because the ceding companies were directly affected by consolidation activity in the industry. Pro forma for the elimination of these contracts, gross premiums written from reinsurance operations for the six months ended June 30, 1998 were $77.4 million, a decrease of 17.9% from $94.3 million for the same period in 1997.

         Net premiums written for the six months ended June 30, 1998 decreased 30.6% to $101.5 million compared to $146.3 million for the same period in 1997. The decrease in both gross and net premiums written is principally attributable to the opportunistic underwriting of certain reinsurance accounts in 1997, which did not renew for 1998, as well as the Company's response to the persistence of intense price competition in the reinsurance industry. This is offset in part by the continued growth of the Controlled Source Insurance business, which increased 24.2% and 49.8% in gross and net premiums written, respectively, from the same period in 1997 as well as the addition of premiums from the Company's two dedicated corporate capital vehicles which participate on syndicates managed by Archer (the "Dedicated Vehicles") amounting to $22.8 million and $20.4 million on a gross and net basis, respectively, for the first half of 1998 compared to $8.2 million and $8.1 million for the first half of 1997. Net premiums earned for the six months ended June 30, 1998 were $109.2 million, a decrease of 19.5% compared to $135.7 million for the same period in 1997.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $65.8 million for the six months ended June 30, 1998, a 28.3% decrease compared to $91.8 million for the comparable period in 1997. The decrease is principally attributable to the decrease in net premiums earned noted above and the decrease in the loss ratio noted below. Net losses and LAE expressed as a percentage of net premiums earned (the loss and LAE ratio) improved to 60.3% for the six months ended June 30, 1998 from 67.7% recorded for the same period in 1997. The improvement of 7.4 percentage points in the loss and LAE ratio for the six months ended June 30, 1998 was a result of a change in the mix of business as well as the benefits of new reinsurance programs, including aggregate excess of loss reinsurance treaties, and the enhancement of existing reinsurance programs.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $29.6 million for the six months ended June 30, 1998 compared to $37.6 million for the same period in 1997. Policy acquisition costs expressed as a percentage of net premiums earned (the acquisition expense ratio) decreased modestly to 27.1% from 27.7% in the first half of 1997.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $10.3 million for the six months ended June 30, 1998 compared to $8.2 million for the same period in 1997. Other expenses expressed as a percentage of net premiums earned increased to 9.4% for the six months ended June 30, 1998 compared to 6.1% for the same period in 1997 resulting primarily from the reduced level of premium volume.

         Net Underwriting Results. For the six months ended June 30, 1998 the Company's net underwriting result (net premiums earned minus losses, LAE and underwriting expenses) increased to a net gain of $3.5 million compared to a net underwriting loss of $2.0 million for the same period in 1997. The combined ratio for the six months ended June 30, 1998 computed in accordance with generally accepted accounting principles improved to 96.8% compared to 101.5% for the same period in 1997. Although the loss ratio component improved to 60.3% for the six months ended June 30, 1998 from 67.7% recorded for the same period in 1997, the expense ratio increased to 36.5% for the six months ended June 30, 1998 from the 33.8% recorded for the same period in 1997, for the reasons noted above.

Service Operations
         Revenue from service operations decreased to $9.0 million for the six months ended June 30, 1998 compared to $17.3 million for the same period in 1997, principally reflecting a reduction in profit commissions at Archer as a result of competitive market conditions at Lloyd's.

Corporate
         Interest and Amortization. Interest and amortization expenses were $6.7 million for the six months ended June 30, 1998 compared to $6.0 million for the same period in 1997. The increase was due principally to bank fees paid for letters of credit used to support the Company's underwriting participation on syndicates managed by Archer and an increase in variable interest rates on debt denominated in pounds sterling.

Consolidated

         Net Investment Income and Net Realized Capital Gains. Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains, for the six months ended June 30, 1998 was $17.0 million, compared to $15.2 million for the same period in 1997. The carrying value of the Company's invested assets and cash increased to $776.0 million at June 30, 1998 from $764.3 million at December 31, 1997 primarily due to the Company's draw-down on its revolving credit facility and changes in the market value of investments. The average annual tax equivalent yield on invested assets after investment expenses decreased to 6.31% for the first half of 1998 compared to 6.53% for the same period in 1997 reflecting the lower interest rate environment. The Company's pro rata share of investment income from the Dedicated Vehicles is excluded from this calculation because the related invested assets are not included in the Company's consolidated balance sheet.

         The Company realized net capital gains of $60,000 for the six months ended June 30, 1998 compared to net capital losses of $49,000 for the six months ended June 30, 1997.

         Income Before Income Taxes. Income before income taxes increased to $21.2 million for the six months ended June 30, 1998 compared to $18.6 million for the same period in 1997. The increase resulted primarily from the improvement in net underwriting results discussed above, offset, in part, by the reduction in income from service operations.

         Income Tax Expense. The provision for Federal income taxes for the six months ended June 30, 1998 increased to $6.4 million compared with $5.4 million for the same period in 1997. The effective tax rate was 30.3% and 29.1% for the six months ended June 30, 1998 and 1997, respectively. For both periods, the effective rate is below the statutory rate of 35% due to the benefit of investments in tax-advantaged securities.

         Net Income. The Company realized a net profit of $14.8 million for the six months ended June 30, 1998 compared with a net profit of $13.2 million for the comparable 1997 period because of the factors discussed above. Diluted earnings per share increased 9.7% to $1.47 for the six months ended June 30, 1998 from $1.34 per share reported a year ago.

Results of Operations - Three Months Ended June 30, 1998 Compared With Three Months Ended June 30, 1997:

         Revenues: Total revenues for the three months ended June 30, 1998 decreased 21.3% to $73.2 million, compared to $93.0 million for the comparable period in 1997.
         The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:
                                                    Three Month Periods
                                                       Ended June 30,
                                             -----------------------------------
                                                 1998                  1997
                                             ---------------     ---------------
                                                        (in thousands)
Gross premiums written                           $86,806               $96,939
                                             ==============      ===============
Net premiums written                             $59,966               $76,350
                                             ==============      ===============
Premiums earned                                  $56,430               $73,890
Net investment income                             12,173                11,202
Net realized capital gains (losses)                 (39)                  (29)
Service and other revenue                          3,291                 6,900
Equity in net earnings of investees                1,323                 1,030
                                             --------------      ---------------
Total Revenues                                   $73,178               $92,993
                                             ==============      ===============

Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the second quarter of 1998 were $86.8 million, a decrease of 10.5% compared to the same period in 1997. The distribution of the Company's gross premiums written among its business segments was as follows:

                                              Three Month Periods
                                                 Ended June 30,         % Change
                                            -----------------------     --------
                                                 1998         1997
                                            -----------   -----------
Gross Premiums Written from
   Reinsurance Operations                      $40,191      $62,072       -35.3%
Gross Premiums Written from
   Specialty Insurance Operations               46,615       34,867        33.7%
                                            ------------   ----------
                                Total          $86,806      $96,939       -10.5%
                                            ============   ==========

         The decrease in gross premiums written from reinsurance operations is primarily attributable to the non-renewal of several large treaties written in 1997. Certain of the treaties were non-renewed at the Company's option because the price fell below levels at which the Company was willing to write business, and others were not renewed because the ceding companies were directly affected by consolidation activity in the industry. Pro forma for the elimination of these contracts, gross premiums written from reinsurance operations for the three months ended June 30, 1998 were $38.9 million, a decrease of 26.2% from $52.7 million for the same period in 1997.

         Net premiums written for the three months ended June 30, 1998 decreased 21.5% to $60.0 million compared to $76.4 million for the same period in 1997. The decrease in both gross and net premiums written is principally attributable to the opportunistic underwriting of certain reinsurance accounts in 1997, which did not renew for 1998, as well as the Company's response to the persistence of intense price competition in the reinsurance industry. This is offset in part by the continued growth of the Controlled Source Insurance business, which increased 10.3% and 18.9% in gross and net premiums written, respectively, for the second quarter of 1998 as well as the addition of premiums from the Dedicated Vehicles which amounted to $17.2 million and $15.4 million on a gross and net basis, respectively, for the second quarter of 1998 compared to $8.2 million and $8.1 million, respectively, for the second quarter of 1997. Net premiums earned for the three months ended June 30, 1998 were $56.4 million, a decrease of 23.6% compared to $73.9 million for the same period in 1997.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $33.9 million for the three months ended June 30, 1998, a 31.9% decrease compared to $49.8 million for the comparable period in 1997. The decrease is principally attributable to the decrease in net premiums earned noted above and the decrease in the loss ratio noted below. Net losses and LAE expressed as a percentage of net premiums earned (the loss and LAE ratio) improved to 60.1% for the three months ended June 30, 1998 from 67.4% recorded for the same period in 1997. The improvement of 7.3 percentage points in the loss and LAE ratio for the three months ended June 30, 1998 was a result of a change in the mix of business as well as the benefits of new reinsurance programs, including aggregate excess of loss reinsurance treaties, and the enhancement of existing reinsurance programs.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $14.6 million for the three months ended June 30, 1998 compared to $20.5 million for the same period in 1997. Policy acquisition costs expressed as a percentage of net premiums earned (the acquisition expense ratio) decreased to 25.9% from 27.7% in the second quarter of 1997.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $6.0 million for the three months ended June 30, 1998 compared to $4.5 million for the same period in 1997. Other expenses expressed as a percentage of net premiums earned increased to 10.7% for the three months ended June 30, 1998 compared to 6.1% for the same period in 1997 resulting primarily from the reduced level of premium volume.

         Net Underwriting Results. For the three months ended June 30, 1998 the Company's net underwriting result (net premiums earned minus losses, LAE and underwriting expenses) increased to a net gain of $1.9 million compared to a net underwriting loss of $0.9 million for the same period in 1997. The combined ratio for the three months ended June 30, 1998 computed in accordance with generally accepted accounting principles improved to 96.7% compared to 101.2% for the same period in 1997. Although the loss ratio component improved to 60.1% for the three months ended June 30, 1998 from 67.4% recorded for the same period in 1997, the expense ratio increased to 36.6% for the three months ended June 30, 1998 from the 33.8% recorded for the same period in 1997, for the reasons noted above.

Service Operations
         Revenue from service operations decreased to $4.7 million for the three months ended June 30, 1998 compared to $8.3 million for the same period in 1997, principally reflecting a reduction in profit commissions at Archer as a result of competitive market conditions at Lloyd's.

Corporate
         Interest and Amortization. Interest and amortization expenses were $3.3 million for the three months ended June 30, 1998 compared to $3.1 million for the same period in 1997. The increase was due principally to bank fees paid for letters of credit used to support the Company's underwriting participation on syndicates managed by Archer and an increase in variable interest rates on debt denominated in pounds sterling.

Consolidated

         Net Investment Income and Net Realized Capital Gains. Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains, for the three months ended June 30, 1998 was $8.6 million, compared to $7.9 million for the same period in 1997. The average annual tax equivalent yield on invested assets after investment expenses decreased to 6.13% for the second quarter of 1998 compared to 6.87% for the same period in 1997. The Company's prorata share of investment income from the Dedicated Vehicles is excluded from this calculation because the related invested assets are not included in the Company's consolidated balance sheet.

         The Company realized net capital losses of $39,000 for the quarter ended June 30, 1998 compared to net capital losses of $29,000 for the three months ended June 30, 1997.

         Income Before Income Taxes. Income before income taxes increased to $10.7 million for the three months ended June 30, 1998 compared to $9.6 million for the same period in 1997. The increase resulted primarily from the improvement in net underwriting results discussed above, offset, in part, by the reduction in income from service operations.

         Income Tax Expense. The provision for Federal income taxes for the three months ended June 30, 1998 increased to $3.3 million compared with $2.8 million for the same period in 1997. The effective tax rate was 31.1% and 29.8% for the three months ended June 30, 1998 and 1997, respectively. For both periods, the effective rate is below the statutory rate of 35% due to the benefit of investments in tax-advantaged securities.

         Net Income. The Company realized a net profit of $7.4 million for the three months ended June 30, 1998 compared with a net profit of $6.7 million for the comparable 1997 period because of the factors discussed above. Diluted earnings per share increased 8.8% to $0.74 for the three months ended June 30, 1998 from $0.68 per share reported a year ago.

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

         Cash flow from operations for the first six months of 1998 was $6,796,000 compared to $4,476,000 for the six months ended June 30, 1997.
         The Company paid quarterly cash dividends of $0.04 per share on March 4, 1998 and June 3, 1998. On August 5, 1998, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share which is payable on September 2, 1998.
         Sales of available for sale investments were $51.3 million and $43.2 million for the six months ended June 30, 1998 and 1997, respectively. There was no unusual trading activity in either period.
         The Company's investment portfolio consists primarily of investment-grade fixed maturity debt securities. At June 30, 1998 approximately 92.2% of the bond portfolio was rated A or better ("A-1" for commercial paper) by Moody's. While uncertainties exist regarding interest rates and inflation, the Company attempts to minimize such risks and exposures by balancing the duration of assets in its investment portfolio with the duration of insurance and reinsurance liabilities. The current market value of the Company's fixed maturity investments is not necessarily indicative of their future valuation. The Company does not have any investments in real estate or high-yield bonds and does not have any non-income producing fixed income investments. The Company's fixed income securities portfolio at June 30, 1998 was comprised primarily of U.S. Treasury and government agency, mortgage pass-through securities and corporate and municipal bonds.
         Stockholders' equity increased approximately 6.9% to $278.6 million at June 30, 1998 from $260.5 million at December 31, 1997. GAAP book value per share increased to $28.94 at June 30, 1998 from $27.11 at December 31, 1997.
       The Company's outstanding debt as of June 30, 1998 includes $48.8 million in principal amount of 10 1/4% Senior Notes Due 2004 and approximately $5.6 million (denominated in pounds sterling) of Loan Notes due June 2002 and $45.8 million under credit facilities with First Union National Bank N. A.,as agent (the "First Union Credit Facility"). The Loan Notes bear interest at a rate per annum equal to one percent below the Sterling London Interbank Offered Rate. The First Union Credit Facility provides term loans of approximately $50 million (a portion of which is denominated in pounds sterling) and a $60.0 million revolving credit facility. The Company's ratio of long-term debt to total capitalization (exclusive of its Contingent Interest Notes described below) at June 30, 1998 was 28.0% compared to 28.6% at December 31, 1997.
         The agreements governing the foregoing debt obligations significantly restrict the ability of the Company's operating subsidiaries to make dividend and other payments to the Company.
         In addition to the foregoing debt obligations, the Company is the obligor on $1.0 million in principal amount of Contingent Interest Notes due June 30, 2006 (the "CI Notes"). The CI Notes accrue interest at a rate of 8% per annum but do not require interest payments until maturity or earlier redemption. In addition, the CI Notes will entitle the holders thereof to receive at maturity in proportion to the principal amount of the CI Notes held by them, an aggregate of from $10 million up to $55 million in contingent interest based on the performance of a book of reinsurance business acquired by the Company in connection with its merger with Piedmont Management Company Inc. Under certain circumstances, the CI Notes may be settled by delivery of shares of the Company's common stock.

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

PART II  OTHER INFORMATION

          Item 1.  Legal Proceedings.

          Reference is made to Note 3, "Contingencies," of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

          Item 4.  Submission of Matters to a Vote of Security Holders.

          The annual meeting of stockholders was held in Stamford, Connecticut on May 21, 1998. 8,837,650 shares of Common Stock, 92.0% of outstanding shares, were represented in person or by proxy.

 The following five directors were elected to a three year term expiring in 2001:

                                         NUMBER OF SHARES
                                    ---------------------------------
                                    FOR               WITHHELD

Jacques Q. Bonneau                  8,754,103       83,547
Robert M. DeMichele                 8,754,103       83,547
Greg S. Feldman                     8,754,103       83,547
Stephen L. Green                    8,754,103       83,547
Stuart S. Richardson                8,753,174       84,476

The proposal to amend the Chartwell Re Corporation 1997 Omnibus Stock Incentive Plan to increase the aggregate number of shares of Common Stock subject to awards under such plan by 300,000 shares was approved: 6,706,458 shares voted in favor; 2,101,823 shares voted against and 29,369 shares abstained (including broker non-votes).

         Item 5 - Other Information

         Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on matters coming before an annual meeting of stockholders, if the Company does not have notice of the matter at least 45 days before the date corresponding to the date on which the Company first mailed its proxy materials for the prior year's annual meeting of stockholders or the date specified by an overriding advance notice provision in the Company's Bylaws. The Company's Bylaws do contain such an advance notice provision.

       Under the Company's Bylaws, no business may be brought before an Annual Meeting of Stockholders except as specified in the notice of the meeting or as otherwise properly brought before the meeting by or at the direction of the Board or by a stockholder entitled to vote, who has delivered written notice to the Secretary of the Company (containing certain information specified in the Bylaws) not less than 60 days prior to the Annual Meeting. The Bylaws also provide that nominations for Director may be made only by the Board or the Nominating Committee, or by a stockholder entitled to vote who has delivered written notice to the Secretary of the Company (containing certain information specified in the Bylaws) not less than 60 days prior to the Annual Meeting. For the Company's Annual Meeting of Stockholders expected to be held on May 20, 1999 stockholders must submit such written notice to the Secretary of the Company on or before March 21, 1999.

         This requirement is separate and apart from the Securities and Exchange Commission's requirements that a stockholder must meet in order to have a stockholder proposal included in the Company's proxy statement under Rule 14a-8. For the Company's Annual Meeting of Stockholders expected to be held on May 20, 1999, any stockholder who wishes to submit a proposal for inclusion in the Company's proxy materials pursuant to Rule 14a-8 must submit such proposal to the Secretary of the Company on or before March 21, 1999.


         Item 6  -    Exhibits and Reports on Form 8-K

                      (a) Exhibits

                           27 - Financial Data Schedule

                      (b)   Reports on Form 8-K

                           None

                      (c) Signatures

Signatures




          Pursuant to the requirements of the Securities Exchange Ac of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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














Dated: August 12, 1998