Form 10-Q
period 1999-03-31
CHARTWELL RE CORP
filed 1999-05-14
CIK 912047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999 or

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ___________________

For the Quarter Ended March 31, 1999              Commission file number 1-12502
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock - $.01 par value                                    9,641,893
-----------------------------                               ------------------
       Description of Class                                  Shares Outstanding
                                                             as of  May 11, 1999

                            Chartwell Re Corporation

                               Index To Form 10-Q

PART I  FINANCIAL INFORMATION
      Item 1 - Financial Statements                                       Page
                                                                          ----
      Condensed Consolidated Balance Sheets at March 31, 1999
          and December  31, 1998........................................    1
      Condensed Consolidated Statements of Operations for the
          three months ended March 31, 1999 and 1998....................    2
      Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 1999 and 1998....................    3
      Notes to Condensed Consolidated Financial Statements..............    4

      Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................    5

PART II. OTHER INFORMATION
      Item 6 - Exhibits and Reports on Form 8-K.........................   10
      Signatures .......................................................   11

PART I.       FINANCIAL INFORMATION
Item 1 -      Financial Statements
                            CHARTWELL RE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                       March 31,    December 31,
                                                           1999        1998
                                                       ----------   ------------
                                                      (Unaudited)
ASSETS:
Investments:
  Fixed maturities:
      Held to maturity (market value 1999,
      $30,295; 1998, $31,786)..........................  $29,394      $ 30,539
      Available for sale (amortized cost 1999;
      $631,527; 1998, $637,747)........................  645,362       659,752
  Other investments....................................   48,326        36,358
  Investments held by managed syndicates...............  107,583        89,228
Cash and cash equivalents..............................   50,759        49,657
Cash and cash equivalents held by managed syndicates...    9,639        10,931
                                                       ---------      ----------
      Total investments and cash.......................  891,063       876,465
Accrued investment income..............................    9,187        10,723
Premiums in process of collection......................  145,917       143,879
Reinsurance recoverable:   on paid losses..............   28,225        19,746
                           on unpaid losses............  290,427       239,059
Prepaid reinsurance....................................   49,932        40,933
Goodwill...............................................   61,200        58,467
Deferred policy acquisition costs......................   25,742        24,084
Deferred income taxes..................................   30,450        27,129
Deposits...............................................   20,180        19,975
Other assets...........................................   71,928        76,349
                                                       ==========   ============
      Total assets....................................$1,624,251    $1,536,809
                                                       ==========   ============
LIABILITIES:
Loss and loss adjustment expenses...................... $933,828      $878,617
Unearned premiums......................................  120,580       108,495
Contingent interest notes..............................   32,772        32,130
Other reinsurance balances.............................   94,604        53,323
Accrued expenses and other liabilities.................   52,485        62,888
Long term debt.........................................  104,120       108,477
                                                       ----------   ------------
      Total liabilities................................1,338,389     1,243,930
                                                       ----------   ------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST......................................       16            16
                                                       ----------   ------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share;
     authorized 5,000,000 shares; no shares issued or
     outstanding.......................................
Common stock, par value $0.01 per share; authorized
     20,000,000 shares; shares issued and outstanding
     9,641,893 and 9,627,891 in 1999 and 1998,
     respectively......................................       96            96
Additional paid-in capital.............................  212,433       212,156
Accumulated other comprehensive income:
  Net unrealized appreciation of investments...........    6,364        12,534
  Foreign currency translation adjustment..............     (905)          362
Retained earnings......................................   67,858        67,715
                                                       -----------  ------------
      Total stockholders' equity.......................  285,846       292,863
                                                       -----------  ------------
      Total liabilities and stockholders' equity.......$1,624,251   $1,536,809
                                                       ===========  ============

            See notes to condensed consolidated financial statements.

                            CHARTWELL RE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except share amounts)
                                   (Unaudited)
                                                       Three Month Periods
                                                       Ended March 31,
                                                  -----------------------------
                                                        1999           1998
                                                   ------------    -------------
UNDERWRITING OPERATIONS:
Premiums earned....................................    $69,664        $52,743
Net investment income..............................     12,562         11,644
Net realized capital gains.........................        243             99
                                                   ------------    -------------
      Total revenues...............................     82,469         64,486
                                                   ------------    -------------
Loss and loss adjustment expenses..................     51,848         31,924
Policy acquisition costs...........................     19,320         14,945
Other expenses.....................................      6,197          4,269
                                                   ------------    -------------
      Total expenses...............................     77,365         51,138
                                                   ------------    -------------
Income before taxes - underwriting operations......      5,104         13,348
                                                   ------------    -------------

SERVICE OPERATIONS:
Service and other revenue..........................      2,553          3,348
Equity in net earnings of investees................         41            748
Net investment income..............................        245            208
                                                   ------------    -------------
      Total revenues...............................      2,839          4,304
                                                   ------------    -------------
Other expenses.....................................      2,305          2,686
Amortization of goodwill...........................        466            566
                                                   ------------    -------------
      Total expenses...............................      2,771          3,252
                                                   ------------    -------------
Income before taxes - service operations...........         68          1,052
                                                   ------------    -------------

CORPORATE:
Net investment income..............................         37             40
General and administrative expenses................        680            624
Interest expense...................................      3,059          3,074
Amortization expense...............................        706            305
                                                   ------------    -------------
Loss before taxes - corporate......................     (4,408)        (3,963)
                                                   ------------    -------------
Consolidated income before taxes...................        764         10,437
Income tax expense.................................        236          3,070
                                                   ------------    -------------
Net income.........................................       $528         $7,367
                                                   ============    =============

Per Share Data:
Basic earnings per share...........................      $0.05          $0.77
                                                   ============    =============
Weighted average number of common shares
     outstanding...................................  9,641,626      9,623,351
                                                   ============    =============
Diluted earnings per share.........................      $0.05          $0.73
                                                   ============    =============

Weighted average number of common and common
     equivalent shares outstanding.................  9,683,250     10,042,368
                                                   ============    =============

            See notes to condensed consolidated financial statements.

                            CHARTWELL RE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                          Three Month Periods
                                                            Ended March 31,
                                                       -------------------------
                                                           1999          1998
                                                       ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net premiums collected...............................    $82,162      $33,460
  Net losses and loss adjustment expenses paid.........    (49,022)     (33,772)
  Overhead expenses....................................     (9,592)      (9,572)
  Service and other revenue, net of related expenses...       (618)         301
  Net income taxes paid................................          0         (212)
  Interest received on investments.....................     13,738       12,144
  Interest paid........................................     (3,449)      (3,480)
  Other, net...........................................     (6,349)         595
                                                       ------------   ----------
      Net cash provided by (used in)
      operating activities.............................     26,870         (536)
                                                       ------------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available for sale securities...........    (52,639)     (43,089)
  Maturities of available for sale securities..........      5,500        4,125
  Maturities of held to maturity securities............      1,020
  Sales of available for sale securities...............     22,529       35,104
                                                       ------------   ----------
      Net cash used in investing activities............    (23,590)      (3,860)
                                                       ------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long term debt...........................                   5,045
  Repayment of long term debt..........................     (3,659)        (389)
  Dividends paid.......................................       (385)        (394)
  Other, net...........................................        277          264
                                                       ------------   ----------
      Net cash provided by (used in)
      financing activities.............................     (3,767)       4,526
                                                       ------------   ----------
      Effect of exchange rate on cash..................        297           (9)
                                                       ------------   ----------
  Net increase (decrease) in cash and
      cash equivalents.................................       (190)         121
  Cash and cash equivalents at beginning of period.....     60,588       31,607
                                                       ------------   ----------
  Cash and cash equivalents at end of period...........    $60,398      $31,728
                                                       ============   ==========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:
  Net income...........................................       $528       $7,367
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
      Equity in net earnings of investees..............        862         (748)
      Net realized capital gains.......................       (243)         (99)
      Contingent interest..............................        642          596
      Deferred policy acquisition costs................      (1,658)      3,020
      Unpaid loss and loss adjustment expenses.........      59,193      30,709
      Unearned premiums................................      12,085       1,449
      Other reinsurance balances.......................      32,281      (4,961)
      Reinsurance recoverable..........................     (59,847)    (20,628)
      Amortization of goodwill.........................         836         587
      Deferred income taxes............................      (3,321)        568
      Net change in receivables and payables...........      (9,137)    (18,648)
      Other, net.......................................      (5,351)        252
                                                       ============== ==========
        Net cash provided by (used in)
        operating activities...........................     $26,870       $(536)
                                                       ============== ==========

            See notes to condensed consolidated financial statements.

                            CHARTWELL RE CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim Condensed Consolidated Financial Statements of Chartwell Re Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. These interim statements should be read in conjunction with the 1998 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2 - COMPREHENSIVE INCOME

         The components of the Company's comprehensive income are net income, changes in foreign currency translation adjustments and changes in unrealized appreciation of investments. Total comprehensive income (loss) for the three month periods ended March 31, 1999 and 1998 was $(6,909,000) and $8,803,000,
respectively.

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

Results of Operations - Three Months Ended March 31, 1999 Compared With Three Months Ended March 31, 1998:

          Revenues: Total revenues for the three months ended March 31, 1999 increased 24.0% to $85.3 million, compared to $68.8 million for the comparable period in 1998.
           The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                                      Three Month Periods
                                                        Ended March 31,
                                                    ----------------------------
                                                        1999            1998
                                                    ------------    ------------
                                                          (in thousands)

Gross premiums written                                $123,622          $81,859
                                                    ===========      ===========
Net premiums written                                   $72,751          $41,562
                                                    ===========      ===========
Premiums earned                                        $69,664          $52,743
Net investment income                                   12,844           11,892
Net realized capital gains                                 243               99
Service and other revenue                                2,553            3,348
Equity in net earnings of investees                         41              748
                                                    -----------      -----------
Total Revenues                                         $85,345          $68,830
                                                    ===========      ===========


Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the first quarter of 1999 were $123.6 million, an increase of 51.0% compared to the same period in 1998. The distribution of the Company's gross premiums written among its business segments was as follows:

                                                  Three Month Periods
                                                    Ended March 31,     % Change
                                                  -------------------   --------
                                                     1999      1998
                                                  --------   --------   --------
Gross Premiums Written from Reinsurance
     Operations                                   $44,900     $44,438       1.0%
Gross Premiums Written from Specialty
     Insurance Operations                          78,722      37,421     110.4%
                                                  --------   --------   -------
                                   Total         $123,622     $81,859      51.0%
                                                  ========   ========   ========

         Net premiums written for the three months ended March 31, 1999 increased 75.0% to $72.8 million compared to $41.6 million for the same period in 1998. The increase in both gross and net premiums written principally reflects the Company's continued growth of underwriting participation on syndicates managed by CMA, which contributed $42.2 million and $28.0 million of premiums on a gross and net basis, respectively, in the first quarter of 1999 compared to $5.6 million and $5.0 million gross and net premiums, respectively, in the first quarter of 1998. In addition, gross and net written premiums emanating from the Controlled Source Insurance segment increased 14.8% and 1.2%, respectively, to $36.5 million and $12.2 million, respectively, for the three months ended March 31, 1999 from the same period in 1998. Net premiums earned for the three months ended March 31, 1999 were $69.7 million, an increase of 32.1% compared to $52.7 million for the same period in 1998.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $51.8 million for the three months ended March 31, 1999, a 62.4% increase compared to $31.9 million for the comparable period in 1998. Net losses and LAE expressed as a percentage of net premiums earned (the loss and LAE ratio) is 74.4% for the three months ended March 31, 1999, up from 60.5% recorded for the same period in 1998.
         The increase in loss and LAE and the loss and LAE ratio for the three months ended March 31, 1999 is principally attributable to the recognition in the first quarter of adverse loss development in respect of automobile insurance and extended warranty reinsurance previously written through Lloyd's syndicates managed by CMA. CMA sold the Lloyd's syndicate which wrote the automobile insurance in October of 1998 and discontinued the underwriting of the extended warranty business for the 1999 year of account.
        Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and agents and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $19.3 million for the three months ended March 31, 1999 compared to $14.9 million for the same period in 1998. Policy acquisition costs expressed as a percentage of net premiums earned (the acquisition expense ratio) decreased to 27.7% from 28.3% in the first quarter of 1998.
         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $6.2 million for the three months ended March 31, 1999 compared to $4.3 million for the same period in 1998. The increase principally reflects an increased share of expenses related to Chartwell's underwriting participation on syndicates managed by CMA. Other expenses expressed as a percentage of net premiums earned increased to 8.9% for the three months ended March 31, 1999 compared to 8.1% for the same period in 1998.
         Net Underwriting Results. For the three months ended March 31, 1999 the Company's net underwriting result (net premiums earned minus losses, LAE and underwriting expenses) was a loss of $7.7 million compared to a net underwriting profit of $1.6 million for the same period in 1998. The deterioration in the underwriting result is principally attributable to the adverse development on business written through CMA's managed syndicates, as mentioned above. The combined ratio for the three months ended March 31, 1999, computed in accordance with generally accepted accounting principles, increased to 111.0% compared to 96.9% for the same period in 1998.

Service Operations
         Revenue from service operations decreased to $2.8 million for the three months ended March 31, 1999 compared to $4.3 million for the same period in 1998, principally reflecting a reduction in profit commissions and equity in the earnings of investee companies, in each case associated with CMA's syndicates.

Corporate
         Interest and Amortization. Interest and amortization expenses were $3.8 million for the three months ended March 31, 1999 compared to $3.4 million for the same period in 1998. The increase was due principally to amortization of goodwill related to recent acquisitions of Lloyd's corporate capital vehicles.

Consolidated
         Net Investment Income and Net Realized Capital Gains. Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains, for the three months ended March 31, 1999 was $9.0 million, compared to $8.4 million for the same period in 1998. The carrying value of the Company's invested assets and cash increased to $891.1 million at March 31, 1999 from $876.5 million at December 31, 1998 primarily due to an increase in the Company's share of the operating cash flow of syndicates managed by CMA. The average annual tax equivalent yield on invested assets after investment expenses decreased to 5.82% for the first quarter of 1999 compared to 6.64% for the same period in 1998.
         The Company realized net capital gains of $243,000 for the quarter ended March 31, 1999 compared to net capital gains of $99,000 for the three months ended March 31, 1998.
         Income Before Income Taxes. Income before income taxes decreased to $764,000 for the three months ended March 31, 1999 compared to $10.4 million for the same period in 1998. The decrease resulted principally from the decline in net underwriting results and the reduction in income from service operations, each as discussed above.
         Income Tax Expense. The provision for Federal income taxes for the three months ended March 31, 1999 decreased to $236,000 compared with $3.1 million for the same period in 1998. The effective tax rate was 30.9% and 29.4% for the three months ended March 31, 1999 and 1998, respectively. For both periods, the effective rate is below the statutory rate of 35% due to the benefit of investments in tax-advantaged securities, offset in part by goodwill amortization.
         Net Income. The Company realized a net profit of $528,000 for the three months ended March 31, 1999 compared with a net profit of $7.4 million for the comparable 1998 period because of the factors discussed above. Diluted earnings per share decreased to $0.05 for the three months ended March 31, 1999 from $0.73 per share reported a year ago.

Liquidity and Capital Resources
         As a holding company, the Company's assets consist primarily of the stock of its direct and indirect subsidiaries. The Company's cash flow, therefore, depends largely on dividends and other statutorily permissible payments from its operating subsidiaries whose principal sources of funds consist of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses. On February 24, 1999, Chartwell Reinsurance paid a $5.5 million dividend to its parent company, Chartwell Re Holdings Corporation. On May 5, 1999, Chartwell Reinsurance's Board of Directors declared a dividend of $3.0 million payable to Chartwell Re Holdings Corporation on May 26, 1999. Neither dividend was an "extraordinary dividend" under Minnesota law and up to $21.8 million remains available under Minnesota law for the payment of dividends by Chartwell Reinsurance without regulatory approval in 1999.
         Cash flow from operations for the first quarter of 1999 was $26.9 million compared to cash used in operations of $536,000 for the first quarter of 1998.
         The Company paid a quarterly cash dividend of $0.04 per share on March 3, 1999. On May 5, 1999, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share which is payable on June 2, 1999.
         Sales of available for sale investments were $22.5 million and $35.1 million for the three months ended March 31, 1999 and 1998, respectively. There was no unusual trading activity in either period.

         The Company's investment portfolio consists primarily of investment-grade fixed maturity debt securities. At March 31, 1999, approximately 90.3% of the Company's bond portfolio was rated A or better ("A-1" for commercial paper) by Moody's Investors Service. While uncertainties exist regarding interest rates and inflation, the Company attempts to minimize such risks and exposures by balancing the duration of insurance and reinsurance liabilities with the duration of assets in its investment portfolio. The current market value of the Company's fixed maturity investments is not necessarily indicative of their future valuation. The Company does not have any investments in real estate or high-yield bonds and does not have any non-income producing fixed income investments. The Company's fixed income securities portfolio (excluding the Company's pro rata share of investments held by CMA managed syndicates) at March 31, 1999 was comprised primarily of U.S. Treasury and government agency, mortgage pass-through securities and corporate and municipal bonds.
         Stockholders' equity decreased approximately 2.4% to $285.8 million at March 31, 1999 from $292.9 million at December 31, 1998. GAAP book value per share decreased to $29.65 at March 31, 1999 from $30.42 at December 31, 1998. The declines in stockholders' equity and GAAP book value per share are due principally to a reduction in unrealized appreciation of the Company's investment portfolio as a result of higher interest rates.
         The Company's outstanding long-term debt as of March 31, 1999 consists of Contingent Interest Notes due June 30, 2006, Senior Notes due 2004, Loan Notes due June 2002 and credit facilities agented by First Union National Bank ("First Union"). As of March 31, 1999, the Company's Loan Notes due June 2002 constituted approximately $5.3 million (denominated in pounds sterling) of indebtedness and the Company had outstanding $47.7 million of indebtedness under the credit facilities with First Union. The Company's ratio of long-term debt to total capitalization at March 31, 1999 was 26.7% (exclusive of its Contingent Interest Notes due June 30, 2006), relatively unchanged from December 31, 1998.

Year 2000 Compliance
         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software and devices with imbedded technology that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. The consequences to the Company of such failures could include business interruption, lost revenue or illiquidity. The magnitude of the financial impact of such potential failures on the Company is not known at this time.
         The Company believes that it has identified all significant computer hardware and software applications and devices with imbedded time sensitive technology that are employed by the Company in its operations that will require modification to ensure Year 2000 Compliance. The Company is using both internal and external resources to test all significant computer systems and applications and to make the modifications necessary for Year 2000 Compliance. The testing and modification process, which is proceeding on schedule, is 97% complete and is expected to be fully completed by June 30, 1999. The testing and modification process has not materially interfered with the Company's Information Technology operations or the operations of the Company.
         In addition, the Company has contacted all of its significant business partners and service vendors to determine their Year 2000 Compliance readiness, as well as the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will become Year 2000 compliant in a timely manner, or that the failure by a third party to become Year 2000 compliant would not have a material adverse effect on the Company.
         The Company is revising its existing disaster recovery contingency plans to address issues specific to the Year 2000 problem. These revisions are expected to be completed by September 30, 1999. Such plans are intended to enable the Company to continue to operate by performing certain processes manually, changing vendors and repairing or replacing existing systems, where feasible.

         The total cost to the Company to test and modify all systems to be Year 2000 compliant has not been, and is not expected to be, material to its financial position or results of operations in any given year. To date, the Company has budgeted $50,000 to accomplish its Year 2000 testing and remediation goals and approximately 75% of the amount budgeted has been expended. Expenditures to fund Year 2000 testing and modification have to date and will continue to be funded from operating cash flows.
         The anticipated completion dates for Year 2000 compliance and the Company's contingency plans and the cost estimates for the completion of the Company's Year 2000 compliance program are based on management's best estimates utilizing current data regarding available resources, coordination with third parties and other relevant factors and information about systems conversion. However, there can be no assurance that these estimates will be achieved, and actual results could differ from the current plan.
         In addition, the Company may also have material exposure in its property and casualty operations to claims related to the Year 2000 issue. It is not yet possible to determine whether such claims might be made against insurance or reinsurance contracts in which the Company participates or if such claims will be held to have merit.
         Readers are cautioned that forward-looking statements contained in this description of the Company's treatment of the Year 2000 issue should be read in conjunction with the Company's disclosures under the heading "Cautionary Note Regarding Forward-Looking Statements" below.

Cautionary Note Regarding Forward-Looking Statements
         This Quarterly Report on Form 10-Q contains statements that may be considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
         Such statements may include, without limitation, insofar as they may be considered to be forward-looking statements, certain statements in (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations Three Months Ended March 31, 1999 Compared With Three Months Ended March 31, 1998" concerning (A) certain relationships among gross premiums written, net premiums written and net premiums earned and
(B) the development of reserves in respect of all or a portion of the Company's insurance and reinsurance business; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" concerning the potential effects of certain events on the Company's indebtedness and portfolios of fixed income and equity instruments, foreign currency exposure, derivatives positions and certain other types of instruments;
(iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance" concerning the costs and effects of Year 2000 compliance; (iv) such other statements contained in this Quarterly Report that may be considered to be forward-looking statements; and (v) variations of the foregoing statements wherever they appear in this Quarterly Report.
         All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these include the following non-exclusive factors:

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


                                                 CHARTWELL RE CORPORATION
                                                       (Registrant)



                                                 /s/ Charles E. Meyers
                                                 -------------------------------
                                                 Charles E. Meyers
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)




                                                 /s/ Richard B. Primerano
                                                 -------------------------------
                                                 Richard B. Primerano
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)




Dated: May 14, 1999